Form 10-Q
period 1996-03-31
FOAMEX-JPS AUTOMOTIVE LP
filed 1996-05-09
CIK 927584

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                  Commission file numbers 33-82028; 33-82028-01


                           FOAMEX-JPS AUTOMOTIVE L.P.
                         FOAMEX-JPS CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                      13-3770906
           Delaware                                      13-3770901
- -------------------------------                    ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)


1000 Columbia Avenue
Linwood, PA                                                 19061
- ----------------------                              ----------------------
(Address of principal                                    (Zip Code)
executive offices)

Registrant's telephone number, including area code (610) 859-3000
                                                   --------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---      ---

Foamex-JPS Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

The number of shares of Foamex-JPS Capital Corporation's Common Stock outstanding as of May 1, 1996 was 1,000.

                                  Page 1 of 19
                          Exhibit List on Page 12 of 19

                           FOAMEX-JPS AUTOMOTIVE L.P.
                         FOAMEX-JPS CAPITAL CORPORATION

                                      INDEX

                                                                                                               Page
Part I.Financial Information:

           Item 1.  Financial Statements

              Foamex-JPS Automotive L.P.

              Condensed Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995                    3

              Condensed Consolidated Statements of Operations - Thirteen Week Periods
                Ended March 31, 1996 and April 2, 1995                                                            4

              Condensed Consolidated Statements of Cash Flows - Thirteen Week Periods
                Ended March 31, 1996 and April 2, 1995                                                            5

              Notes to Condensed Consolidated Financial Statements                                                6

              Foamex-JPS Capital Corporation

              Balance Sheets as of March 31, 1996 and December 31, 1995                                           8

              Notes to Balance Sheets                                                                             9

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                        10

Part IIOther Information                                                                                         12

           Exhibit List                                                                                          12

           Signatures                                                                                            20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)


                                                  March 31,        December 31,
                                                    1996               1995
                                                -----------         ----------
                                                            (thousands)
ASSETS

CASH                                             $      2            $      2

INVESTMENT IN UNCONSOLIDATED
      LIMITED PARTNERSHIPS                        155,970             141,298

DEBT ISSUANCE COSTS, NET                            3,984               4,067
                                                 --------            --------

TOTAL ASSETS                                     $159,956            $145,367
                                                 ========            ========

LIABILITIES AND PARTNERS' EQUITY

INTERCOMPANY PAYABLE                             $     59            $     58

LONG-TERM DEBT - EQUITY AFFILIATE                  46,227              44,444

LONG-TERM DEBT                                     72,928              70,381
                                                 --------            --------

TOTAL LIABILITIES                                 119,214             114,883
                                                 --------            --------

COMMITMENTS AND CONTINGENCIES                           -                   -
                                                 --------            --------

PARTNERS' EQUITY:
      General partner                                 508                 410
      Limited partner                              54,474              44,382
      Other                                       (14,240)            (14,308)
                                                 -------             --------
      Total Partners' Equity                       40,742              30,484
                                                 --------            --------

TOTAL LIABILITIES AND PARTNERS' EQUITY           $159,956            $145,367
                                                 ========            ========










          The accompanying notes are an integral part of the condensed consolidated financial statements.

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)



                                                      13 Week Periods Ended
                                                    -------------------------
                                                    March 31,         April 2,
                                                       1996             1995
                                                    ---------         -------
                                                            (thousands)

INTEREST AND DEBT ISSUANCE EXPENSE                    $ 2,666         $ 2,308

OTHER EXPENSE                                               -               2
                                                      -------         -------

LOSS BEFORE EQUITY IN EARNINGS OF
      UNCONSOLIDATED LIMITED PARTNERSHIPS              (2,666)         (2,310)

EQUITY IN EARNINGS OF UNCONSOLIDATED
      LIMITED PARTNERSHIPS                             12,896          11,126
                                                      -------         -------

      NET INCOME                                      $10,230         $ 8,816
                                                      =======         =======



























          The accompanying notes are an integral part of the condensed consolidated financial statements.

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



                                                                                  13 Week Periods Ended
                                                                                --------------------------
                                                                                March 31,          April 2,
                                                                                   1996              1995
                                                                               -----------         -------
                                                                                          (thousands)
OPERATING ACTIVITIES:
   Net income                                                                  $   10,230        $      8,816
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Amortization of debt issuance costs and debt discount                            2,666               2,308
   Equity in earnings of unconsolidated limited partnerships                      (12,896)            (11,126)
   Change in other assets and liabilities, net                                          -                   2
                                                                               ----------         -----------

       Net cash provided by operating activities                                        -                   -
                                                                               ----------         -----------

INVESTING ACTIVITIES:

       Net cash used for investing activities                                           -                   -
                                                                               ----------         -----------

FINANCING ACTIVITIES:

       Net cash provided by financing activities                                        -                   -
                                                                               ----------         -----------

NET INCREASE IN CASH                                                                    -                   -
                                                                               ----------         -----------

CASH AT BEGINNING OF PERIOD                                                             2                   2
                                                                               ----------         -----------

CASH AT END OF PERIOD                                                          $        2         $         2
                                                                               ==========         ===========

















          The accompanying notes are an integral part of the condensed consolidated financial statements.

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1. ORGANIZATION AND BASIS OF PRESENTATION

       The condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of March 31, 1996 and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended March 31, 1996 and April 2, 1995 have been prepared by Foamex-JPS Automotive L.P. and subsidiary ("FJPS") and have not been audited by FJPS's independent accountants. In the opinion of management, all adjustments, consisting only of normally recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included.

       In October 1995, the Board of Directors of Foamex International approved a plan to evaluate the potential reduction of long-term debt with substantially all of the proceeds from the possible sale of the automotive carpet, trim and textile businesses of JPS Automotive (which together comprise the automotive textiles segment and substantially all the assets of JPS Automotive) and the home comfort products segment of Perfect Fit Industries, Inc. ("Perfect Fit") (which comprises substantially all of the assets of Perfect Fit). Foamex International is continuing to evaluate the possible sale of these business segments; however, no definitive commitment has been reached. There can be no assurance that Foamex International will be able to successfully sell these business segments or as to the price or terms of any sale. The consolidated financial statements of FJPS do not include any adjustments that might result from any sale.

       Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction FJPS's 1995 consolidated financial statements and notes thereto as set forth in FJPS's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. In addition, these condensed consolidated financial statements should be read in conjunction with Foamex L.P.'s and JPS Automotive L.P.'s condensed consolidated financial statements and notes thereto as set forth in their respective Form 10-Q's for the thirteen week period ended March 31, 1996 as filed with the Securities and Exchange Commission.

       FJPS's consolidated financial statements consist of the consolidated results of operations of FJPS, including its wholly-owned subsidiary Foamex-JPS Capital Corporation ("FJCC"), and its 98% equity interest in Foamex L.P. and its 99% equity interest in JPS Automotive L.P. FJPS's share of earnings of these unconsolidated limited partnerships is reflected in income as earned and distributions will be credited against the investment in unconsolidated limited partnerships when received. FJPS has no employees or operations of its own nor do its partners incur any expenses on its behalf.

2.     SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

       The following table presents summarized financial information on a combined 100% basis of the principal companies accounted for by the equity method. Accounts presented include the following equity affiliates: Foamex L.P. (98%) and JPS Automotive L.P. (99%) as of March 31, 1996 and December 31, 1995 and for the thirteen week periods ended March 31, 1996 and April 2, 1995.

March 31, 1996                     Foamex L.P.(1) JPS Automotive L.P.  Combined
                                   -------------- ------------------- ----------
                                                   (thousands)
Current assets                       $279,072         $ 70,749         $349,821
Noncurrent assets                     353,956          287,945          641,901
Current liabilities                   175,352           39,714          215,066
Noncurrent liabilities                462,413          204,005          666,418
Minority interest                           -            7,549            7,549
Note receivable from partner           46,227                -           46,227

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


2.    SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES (continued)

December 31, 1995                  Foamex L.P.(1) JPS Automotive L.P.  Combined
                                   -------------- ------------------- ----------

Current assets                       $257,451           $ 68,649        $326,100
Noncurrent assets                     359,561            291,301         650,862
Current liabilities                   169,053             38,126         207,179
Noncurrent liabilities                460,519            208,462         668,981
Minority interest                          --              7,247           7,247
Note receivable from partner           44,444                 --          44,444

March 31, 1996

Net sales                             243,599             74,919         318,518
Gross profit                           40,281             12,489          52,770
Net income                             11,835              1,311          13,146

April 2, 1995

Net sales                             242,194             87,624         329,818
Gross profit                           36,937             15,778          52,715
Net income                              7,358              3,955          11,313

(1) In April 1996, Foamex International Inc. ("Foamex International") contributed the foam products operations of Foamex Latin America, Inc. ("Latin America") to FJPS (99%) and to FJGP Inc. (1%) who then contributed its investment in Latin America to FJPS. FJPS subsequently contributed its 100% investment in Latin America to Foamex L.P. The contribution was accounted for in a manner similar to a pooling of interests since the entities are under common control. Accordingly, all periods presented have been restated to reflect the financial condition and results of operations of Latin America.

3.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                    13 Week Periods Ended
                                                   -------------------------
                                                   March 31,         April 2,
                                                     1996              1995
                                                  -----------         -------
                                                             (thousands)
   Noncash items:
       Accretion on the FJPS Note                   $ 1,747            $1,522
       Debt issuance costs paid by partner                -               203

                       FOAMEX - JPS CAPITAL CORPORATION
           (A Wholly-Owned Subsidiary of Foamex - JPS Automotive L.P.)
                           Balance Sheets (unaudited)



                                                     March 31,      December 31,
ASSETS                                                   1996           1995
                                                     -----------     ----------
                                                            (thousands)

CASH                                                 $      1         $      1
                                                     ========         ========

LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                               -                 -
                                                    ---------         ---------

STOCKHOLDER'S EQUITY:
      Common stock, par value $.01 per share;
      1,000 shares authorized, issued and
      outstanding                                           -                 -

ADDITIONAL PAID IN CAPITAL                                  1                 1
                                                     --------          --------

TOTAL STOCKHOLDER'S EQUITY                            $     1           $     1
                                                      =======           =======


























       The accompanying notes are an integral part of the balance sheets.

                         FOAMEX-JPS CAPITAL CORPORATION
           (A Wholly-Owned Subsidiary of Foamex-JPS Automotive L.P.)
                       NOTES TO BALANCE SHEETS (unaudited)



1.    ORGANIZATION

      Foamex-JPS Capital Corporation ("FJCC"), a wholly-owned subsidiary of Foamex-JPS Automotive L.P. ("FJPS"), was formed and initially capitalized on May 13, 1994. FJCC engages in business activities related to borrowing money for the benefit of FJPS.

2.    COMMITMENTS AND CONTINGENCIES

      FJCC is a joint and several obligor with FJPS on borrowings consisting of $72.9 million senior secured discount debentures due 2004, (net of unamortized debt discount of $43.8 million) (the "Discount Debentures").

      The Discount Debentures in the aggregate principal amount of $116.7 million were issued on June 28, 1994 by FJPS and FJCC. The original issue discount is being amortized using the weighted average to maturity method over the life of the issue. No cash interest is payable on the Discount Debentures prior to January 1, 2000; rather, the Discount Debentures accrete on a daily basis and compounds semiannually at the rate of 13.50% per annum from the date of issuance of the Discount Debentures through June 30, 1996, at the rate of 13.75% per annum from July 1, 1996 through June 30, 1997, and at the rate of 14.00% per annum from July 1, 1997 through June 30, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


General

      The results of operations of Foamex-JPS Automotive L.P. ("FJPS") include its equity in the undistributed earnings of Foamex L.P. and JPS Automotive L.P. ("JPS Automotive") and interest and debt issuance expense as a result of the issuance of the senior secured discount debentures due 2004 (the "Discount Debentures") incurred in connection with the acquisition by JPS Automotive Products Corp., a wholly-owned subsidiary of JPS Automotive, of the assets of the automotive products and industrial fabrics divisions of JPS Textile Group, Inc. (the "JPS Automotive Acquisition"). FJPS was formed on May 13, 1994 and acquired its partnership interests in Foamex L.P. and JPS Automotive on June 28, 1994. FJPS has no direct control or influence over Foamex L.P. or JPS Automotive. Control is exercised by Foamex International Inc. ("Foamex International") through its ownership of the respective managing general partners of Foamex L.P., JPS Automotive and FJPS.

      In October 1995, the Board of Directors of Foamex International approved a plan to evaluate the potential reduction of long-term debt with substantially all of the proceeds from the possible sale of the automotive carpet, trim and textile businesses of JPS Automotive (which together comprise the automotive textiles segment and substantially all the assets of JPS Automotive) and the home comfort products segment of Perfect Fit Industries, Inc. ("Perfect Fit") (which comprises substantially all of the assets of Perfect Fit). Foamex International is continuing to evaluate the possible sale of these business segments; however, no definitive commitment has been reached. There can be no assurance that Foamex International will be able to successfully sell these business segments or as to the price or terms of any sale. The consolidated financial statements of FJPS do not include any adjustments that might result from any sale.

Results of Operations

13 Week Period Ended March 31, 1996 Compared to 13 Week Period Ended
April 2, 1995

      The following is a summarized discussion of Foamex L.P.'s and JPS Automotive's results of operations. For further information regarding Foamex L.P. and JPS Automotive, reference is made to the Form 10-Q's of Foamex L.P. and JPS Automotive for the thirteen week period ended March 31, 1996 as filed with the Securities and Exchange Commission.

      Foamex L.P.

      In October 1995, the Board of Directors of Foamex International also approved an operational plan to improve the profitability of Foamex L.P.'s foam products segment. The operational plan consists of (i) reducing layers of management through organizational realignment, (ii) the consolidation of thirteen foam production, fabrication or branch locations, (iii) implementing additional procedures to reduce manufacturing costs, including process redesign to eliminate non-value added operations, (iv) reducing selling, general and administrative expenses through cost containment and (v) reducing inventory levels through improved forecasting and the effect of the plant consolidations. The operational plan and other actions are expected to result in estimated annualized savings in excess of $50.0 million, with expected savings in 1996 in excess of $30.0 million of which it is estimated that Foamex L.P. realized approximately $4.4 million of savings under the operational plan during the first quarter of 1996. The consolidation of the thirteen foam production, fabrication or branch locations (referred to above) and the closure of two manufacturing facilities in the home comfort products segment are collectively referred to herein as the restructuring plan. As of March 31, 1996, Foamex L.P. has closed twelve locations included in the restructuring plan and it is expected that the restructuring plan will be substantially completed within one year. There can be no assurance that Foamex L.P. will be able to successfully implement the foregoing.(1)

(1) This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Page 5 of Foamex L.P.'s Annual Report on Form 10-K.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


       Net sales for 1996 were $243.6 million as compared to $242.2 million in 1995. The $1.4 million or 0.6% increase in net sales was primarily due to an increase in the home comfort products segment's net sales. Gross profit as a percentage of net sales for 1996 increased to 16.5% from 15.3% in 1995 primarily due to selling price increases and improved material and production efficiencies in the foam products segment. Income from operations increased to $23.7 million for 1996 from $20.5 million in 1995 primarily due to improved gross profit margins as discussed above. Selling, general and administrative expenses remained fairly consistent at $16.6 million for 1996 as compared to $16.4 million in 1995. Net income increased to $11.8 million for 1996 from $7.4 million in 1995 primarily due to the reasons cited above and a decrease in interest and debt issuance expense of $0.7 million. The decrease in interest and debt issuance expense was primarily due to favorable results from interest rate swap agreements and a reduction in long-term debt outstanding.

       Operating results in 1996 are expected be influenced by various internal and external factors. These factors include, among other things, (i) the implementation of an operational plan to improve the profitability of the foam products segment, (ii) the completion of the consolidation of thirteen foam production, fabrication or branch locations and the closure of two manufacturing facilities in the home comfort products segment, (iii) the potential reduction of long-term debt with substantially all of the proceeds from the possible sale of the home comfort products segment, (iv) additional raw material price increases, if any, by Foamex L.P.'s chemical suppliers and (v) Foamex L.P.'s success in passing on selling price increases to recover previous raw material cost increases.(1)

       JPS Automotive L.P.

       Net sales for 1996 were $74.9 million as compared to $87.6 million in 1995. The $12.7 million or 14.5% decrease in net sales was primarily due to (i) reduced production of automobile and light truck builds in 1996 as compared to 1995 and (ii) the General Motors Corp. parts supplier labor strike during the first quarter of 1996 which is estimated to have decreased net sales by approximately $4.0 million. Gross profit as a percentage of net sales decreased to 16.7% for 1996 as compared to 18.0% in 1995. The decrease was primarily due to under utilization of manufacturing capacities as a result of the reduced net sales volume. Selling, general and administrative expenses decreased to $5.4 million for 1996 from $5.7 million in 1995; however, increased as a percentage of net sales 7.2% for 1996 from 6.5% in 1995. These changes were primarily due to the reduction in net sales volume. Interest and debt issuance expense decreased to $5.4 million for 1996 from $5.9 million in 1995 primarily due to favorable results from the interest rate swap agreement. Net income decreased to $1.3 million for 1996 from $4.0 million in 1995 primarily due to the reasons cited above.

Liquidity and Capital Resources

       FJPS's only source of cash to meet its obligations, including paying the principal of, premium, if any, or interest on the Discount Debentures and a note payable to Foamex L.P. (the "FJPS Note") when due, are capital contributions, dividends, loans, advances or other payments, as applicable, from its unconsolidated subsidiaries Foamex L.P. or JPS Automotive, or from its partners, Foamex International and FJGP Inc. Foamex L.P. and JPS Automotive L.P. are subject to significant contractual restrictions on their ability to pay dividends or make loans, advances or payments to FJPS. FJPS does not anticipate funding any operating cash requirements of Foamex L.P. or JPS Automotive. During the thirteen week period ended March 31, 1996, FJPS did not receive any distributions from Foamex L.P. or JPS Automotive.


(1) This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Page 5 of Foamex L.P.'s Annual Report on Form 10-K.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           Reference is made to the description of the legal proceedings contained in FJPS's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Item 2     Changes in Securities.

           None.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4     Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information.

           None.

Item 6     Exhibits and Reports on Form 8-K.

           (a)  Exhibits

3.1(a)       -  Restated Certificate of Incorporation of Foamex International.
3.2(a)       -  By-laws of Foamex International.
3.3(i)       -  First Amended and Restated Agreement of Limited Partnership of
                FJPS.
3.4(i)       -  Certificate of Incorporation of FJCC.
3.5(i)       -  By-laws of FJCC.
3.6(i)       -  Certificate of Incorporation of FJGP.
3.7(i)       -  By-laws of FJGP.
4.1(b)       -  Indenture, dated as of June 3, 1993, among Foamex L.P. and
                Foamex Capital Corporation ("FCC"), as joint and several
                obligors, General Felt, as Guarantor, and Shawmut Bank, National
                Association ("Shawmut"), as trustee, relating to $160,000,000 principal amount of 9 1/2% Senior Secured Notes due 2000 (the
                "Senior Secured Notes"), including form of Senior Secured Note.
4.2(a)       -  First Supplemental Indenture, dated as of November 18, 1993, among Foamex International and FCC, as Issuers, General Felt
                Industries, Inc. ("General Felt") and Perfect Fit, as
                Guarantors, and Shawmut, as trustee, relating to the Senior
                Secured Notes.
4.3(a)       -  Second Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, Foamex International,
                General Felt and Perfect Fit, as Guarantors, and Shawmut, as
                trustee, relating to the Senior Secured Notes.
4.4(b)       -  Company Pledge Agreement, dated as of June 3, 1993, by Foamex
                L.P. in favor of Shawmut, as trustee for the holders of the
                Senior Secured Notes.
4.5(b)       -  Company Pledge Agreement, dated as of June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior
                Secured Notes.
4.6(b)       -  Subsidiary Pledge Agreement, dated as of June 3, 1993, by
                General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.7(b)       -  Company Security Agreement, dated as of June 3, 1993, by Foamex
                L.P. and FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.

4.8(b)       -  Subsidiary Security Agreement, dated as of June 3, 1993, by
                General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.9(b)       -  Collateral Assignment of Patents and Trademarks, dated as of
                June 3, 1993, by Foamex L.P. in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.10(b)      -  Collateral Assignment of Patents and Trademarks, dated as of
                June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.11(b)      -  Collateral Assignment of Patents and Trademarks, dated as of
                June 3, 1993, by General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.12(a)      -  Pledge Agreement of Perfect Fit, dated November 18, 1993, in connection with the Senior Secured Notes.
4.13(c)      -  Indenture, dated as of October 13, 1992, among Foamex L.P.,
                FCC and The Connecticut National Bank, as trustee, relating to
                $150,000,000 principal amount of 11 1/4% Senior Notes due 2002
                (the "Senior Notes"), including form of Senior Note.
4.14(d)      -  First Supplemental Indenture, dated as of March 23, 1993, among Foamex L.P. and FCC, as joint and several obligors,
                General Felt, as Guarantor, and Shawmut Bank Connecticut,
                National Association (formerly The Connecticut National Bank
                ("Shawmut Connecticut")), as trustee, relating to the Senior
                Notes.
4.15(a)      -  Second Supplemental Indenture, dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers, General Felt and Perfect
                Fit, as Guarantors and Shawmut Connecticut, as trustee, relating to the Senior Notes.
4.16(a)      -  Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, Foamex International,
                General Felt and Perfect Fit, as Guarantors and Shawmut
                Connecticut, as trustee, relating to the Senior Notes.
4.17(m)      -  Fourth Supplemental Indenture, dated as of October 31, 1994, among Foamex L.P. and FCC as Issuers, Foamex International as
                Parent Guarantor, General Felt and Perfect Fit as Guarantors and
                Shawmut Connecticut, as Trustee, relating to the Senior Notes.
4.18(c)      -  Indenture, dated as of October 13, 1992, among Foamex L.P.,
                FCC and Shawmut Bank, as trustee, relating to $126,000,000 principal amount of 11 7/8% Senior Subordinated Debentures due
                2004 (the "Senior Subordinated Debentures"), including form of
                Senior Subordinated Debenture.
4.19(d)      -  First Supplemental Indenture, dated as of March 23, 1993, among Foamex L.P. and FCC, as joint and several obligors,
                General Felt, as Guarantor, and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.20(a)      -  Second Supplemental Indenture, dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers, General Felt and Perfect
                Fit, as Guarantors and Shawmut, as trustee, relating to the
                Senior Subordinated Debentures.
4.21(b)      -  Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, Foamex International,
                General Felt and Perfect Fit, as Guarantors and Shawmut, as
                trustee, relating to the Senior Subordinated Debentures.
4.22(i)      -  Indenture, dated as of June 28, 1994, among FJPS and FJCC, as
                Issuers, Trace Holdings, as guarantor, and Shawmut Connecticut, as trustee, relating to $116,745,000 principal amount of Senior
                Secured Discount Debentures due 2004 (the "Senior Secured
                Discount Debentures'), including form of Senior Secured Discount
                Debenture.
4.23(m)      -  Pledge Agreement, dated as of June 28, 1994, made by FJPS in favor of Shawmut, as collateral agent for the holders of the
                Senior Secured Discount Debentures.
4.24(i)      -  Senior Note, dated June 28, 1994, in the aggregate principal amount of $87,943,103.14 due July 1, 2006, executed by FJPS to
                Foamex L.P.
4.25(m)      -  Pledge Agreement, dated as of June 28, 1994, among FJPS in favor of Foamex L.P. to secure its obligations under its Senior Note due 2006.
4.26(m)      -  Pledge Agreement, dated as of June 28, 1994, made by JPS
                Automotive L.P. in favor of Foamex L.P. to secure FJPS's obligations under its Senior Note due 2006.

4.27(g)      -  Indenture, between Products Corp. and Shawmut Connecticut, as
                Trustee, relating to $180,000,000 principal amount of 11 1/8%
                Senior Notes due 2001 (the "JPS Automotive Senior Notes"),
                including form of the JPS Automotive Senior Note.
4.28(j)      -  First Supplemental Indenture, dated as of October 5, 1994, between JPS Automotive, JPS Automotive L.P. and Shawmut
                Connecticut, as Trustee, relating to the JPS Automotive Senior
                Notes due 2001.
4.29(p)      -  Commitment letter, dated July 18, 1995, from The Bank of Nova
                Scotia to Foamex Canada Inc.
4.30(k)      -  Second Amended and Restated Credit Agreement, dated as of June
                 28, 1994, among Foamex L.P., General Felt, Perfect Fit, Trace
                Foam Company Inc. ("Trace Foam"), FMXI Inc., Citibank, N.A., The
                Bank of Nova Scotia, the institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as
                Administrative Agents (the "Foamex Credit Agreement").
4.31(m)      -  First Amendment to Second Amended and Restated Credit
                Agreement of Foamex L.P., dated as of August 19, 1994.
4.32(m)      -  Second Amendment to Second Amended and Restated Credit
                Agreement of Foamex L.P., dated as of November 11, 1994.
4.33(m)      -  Third Amendment to Second Amended and Restated Credit
                Agreement of Foamex L.P., dated as of February 8, 1995.
4.34(p)      -  Fourth Amendment to Second Amended and Restated Credit
                Agreement of Foamex L.P., dated as of June 30, 1995.
4.35(s)      -  Fifth Amendment to Second Amended and Restated Credit
                Agreement of Foamex L.P., dated as of February 27, 1996.
4.36(s)      -  Letter of Consent to Waiver to the Second Amended and Restated
                Foamex L.P. Credit Agreement, dated December 31, 1995.
4.37(s)      -  Letter of Consent to Waiver to the Second Amended and Restated
                Foamex L.P. Credit Agreement, dated January 25, 1996.
4.38(a)      -  Guaranties, dated November 18, 1993, executed by each of
                Foamex L.P., General Felt and Perfect Fit, as guarantor,
                respectively, in favor of Citibank, N.A., as Administrative
                Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of one another under the
                Foamex Credit Agreement.
4.39(a)      -  Guaranty, dated November 18, 1993, executed by FCC in favor of
                Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the
                obligations of Foamex L.P., General Felt and Perfect Fit under the Foamex Credit Agreement.
4.40(i)      -  Amended and Restated Guaranty, dated as of June 28, 1994, executed by Foamex International in favor of Citibank, N.A. and
                The Bank of Nova Scotia, as Administrative Agents, for the
                ratable benefit of the lenders and the issuing banks under the
                Foamex Credit Agreement.
4.41(s)      -  First Amendment to Amended and Restated Guaranty, dated June
                30, 1995, executed by Foamex International in favor of Citibank,
                N.A. and The Bank of Nova Scotia, as Administrative Agents, for
                the ratable benefit of the lenders and the issuing banks under the Foamex Credit Agreement.
4.42(s)      -  Second Amendment to Amended and Restated Guaranty, dated
                February 27, 1996, executed by Foamex International in favor of
                Citibank, N.A. and The Bank of Nova Scotia, as Administrative
                Agents, for the ratable benefit of the lenders and the issuing banks under the Foamex Credit Agreement.
4.43(a)      -  Security Agreements, dated November 18, 1993, executed by each of Foamex L.P., General Felt, Perfect Fit and FCC, respectively, and Citibank N.A., as Administrative Agent for the lenders and the issuing banks under the Foamex Credit Agreement.
4.44(i)      -  Amendatory Agreement, dated as of June 28, 1994, among Foamex
                L.P., General Felt, Perfect Fit, FCC and Citibank, N.A., as
                collateral agent under the Foamex Credit Agreement.
4.45(a)      - Intercreditor Agreement, dated as of November 18, 1993, by and between Citibank, N.A., as Administrative Agent under the Credit
                Agreement and Shawmut, as trustee under the Foamex L.P.
                Senior Secured Note Indenture.

4.46(j)      -  Amended and Restated Credit Agreement, dated October 5, 1994, by and among, JPS Automotive Products Corp., JPS Automotive
                L.P., JPSGP Inc., the institutions party thereto as Lenders, the institutions party thereto as Issuing Banks, and Citibank, N.A.
                and The Bank of Nova Scotia (the "JPS Credit Agreement").
4.47(m)      -  First Amendment to JPS Credit Agreement, dated as of November
                11, 1994.
4.48(m)      -  Second Amendment to JPS Credit Agreement, dated as of February
                8, 1995.
4.49(r)      -  Third Amendment to the JPS Credit Agreement, dated as of
                February 27, 1996.
4.50(a)      -  Subordinated Promissory Note, dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P.
                to John Rallis ("Rallis").
4.51(a)      -  Marely Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex International and Marely I.S.A.
                ("Marely").
4.52(a)      -  DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex International and DLJ Funding Inc. ("DLJ
                Funding").
4.53(p)      -  Promissory Note, dated July 7, 1995, in the aggregate principal amount of $4,372,516, executed by Trace International Holdings
                Inc. ("Trace Holdings") to Foamex L.P.
4.54(s)      -  Promissory Note, dated December 8, 1995, in the aggregate principal amount of $2,000,000 executed by Foamex International to Foamex L.P.
10.1(a)      -  Registration Rights Agreement, dated as of December 14, 1993, by and among Foamex International and GBNY and, for certain limited purposes as set forth therein, Trace Holdings and Trace
                Foam.
10.2(a)      -  Registration Rights Agreement, dated as of December 14, 1993, by and among Foamex International and RFC and, for certain limited purposes as set forth therein, Trace Holdings and Trace
                Foam.
10.3(a)      -  Registration Rights Agreement, dated as of December 14, 1993, by and between Foamex International and Rallis.
10.4(a)      -  Registration Rights Agreement, dated as of December 14, 1993, by and among Foamex International and DLJ Funding and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.5(a)      -  Registration Rights Agreement, dated as of December 14, 1993, by and between Foamex International and FCD Sub, Inc.
10.6(a)      -  Registration Rights Agreement, dated as of December 14, 1993, by and among Foamex International and Marely and, for certain limited purposes as set forth therein, Trace Holdings and Trace
                Foam.
10.7(a)      -  Registration Rights Agreement, dated as of December 14, 1993, by and between Foamex International and Trace Foam.
10.8(a)      -  Registration Rights Agreement, dated as of December 14, 1993, by and between Foamex International and Trace Holdings.
10.9(a)      -  Registration Rights Agreement, dated as of November 18, 1993, by and among Foamex International and the Investors which are signatories thereto.
10.10(i)     -  Warrant Registration Rights Agreement, dated as of June 28,
                1994, by and among Foamex International, DLJ Funding and Smith
                Barney Inc.
10.11(i)     -  Senior Secured Discount Debenture Registration Rights
                Agreement, dated as of June 28, 1994, among FJPS, FJCC, Trace
                Holdings, DLJ Funding and Smith Barney Inc.
10.12(h)     -  Warrant Agreement, dated as of June 28, 1994, between Foamex
                International and Shawmut Bank.
10.13(b)     -  Interest Rate and Currency Exchange Agreement, dated as of June
                14, 1993, among Foamex L.P., FCC and Salomon Brothers Holdings
                Company Inc ("Salomon Holdings").
10.14(m)     -  Swap Agreement, dated as of March 31, 1994, and amended in
                November 1994, by and between Foamex L.P. and Citibank, N.A.
10.15(s)     -  Amended Confirmation Letter Agreement, dated as of February 2,
                1996, by and between Foamex L.P. and Citibank, N.A.
10.16(b)     -  Revised Swap Transaction Letter Agreement, dated as of June
                10, 1993, among Foamex L.P., FCC and Salomon Holdings.
10.17(g)     -  Swap Agreement, dated as of June 30, 1994, by and between JPS
                Automotive and Citibank, N.A.
10.18(q)     -  Revised Swap Transaction Letter Agreement, dated May 11, 1995, by and among JPS Automotive Products Corp., JPS Automotive, and
                Citibank, N.A.

10.19(d)     -  Reimbursement Agreement, dated as of March 23, 1993, between
                Trace Holdings and General Felt.
10.20(d)     -  Shareholder Agreement, dated December 31, 1992, among Recticel,
                s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex L.P.,
                Beamech Group Limited, LME-Beamech, Inc., James Brian Blackell
                and Prefoam AG relating to foam technology sharing arrangement.
10.21(e)     -  Asset Transfer Agreement, dated as of October 2, 1990, between
                Trace Holdings and Foamex L.P. (the "Trace Holdings Asset
                Transfer Agreement").
10.22(e)     -  First Amendment, dated as of December 19, 1991, to the Trace
                Holdings Asset Transfer Agreement.
10.23(e)     -  Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.24(e)     -  Asset Transfer Agreement, dated as of October 2, 1990, between
                Recticel Foam Corporation ("RFC") and Foamex L.P. (the "RFC
                Asset Transfer Agreement").
10.25(e)     -  First Amendment, dated as of December 19, 1991, to the RFC Asset
                Transfer Agreement.
10.26(e)     -  Schedule 5.03 to the RFC Asset Transfer Agreement (the "5.03
                Protocol").
10.27(d)     -  The 5.03 Protocol Assumption Agreement, dated as of October 13,
                1992, between RFC and Foamex L.P.
10.28(d)     -  Letter Agreement between Trace Holdings and Recticel regarding the Recticel guaranty, dated as of July 22, 1992.
10.29(e)     -  Supply Agreement between Recticel, formerly known as Gechem
                s.a., and Foamex L.P., dated as of August 1, 1991.
10.30(i)     -  Supply Agreement, dated June 28, 1994, between Foamex L.P. and
                Foamex International.
10.31(i)     -  First Amended and Restated Tax Sharing Agreement, dated as of
                December 14, 1993, among Foamex L.P., Trace Foam, FMXI Inc., and Foamex International.
10.32(i)     -  Tax Sharing Agreement, dated as of June 28, 1994, among FJPS and Foamex International.
10.33(d)     -  Trace Foam Management Agreement between Foamex L.P. and Trace
                Foam, dated as of October 13, 1992.
10.34(i)     -  Affirmation Agreement re: Management Agreement, dated as of
                December 14, 1993 between Foamex L.P. and Trace Foam.
10.35(e)     -  Salaried Incentive Plan of Foamex L.P. and Foamex Canada Inc.,
                General Felt, and Perfect Fit.
10.36(e)     -  Trace Holdings 1987 Nonqualified Stock Option Plan.
10.37(e)     -  Equity Growth Participation Program.
10.38(e)     -  Foamex L.P. Salaried Retirement Plan (formerly known as the
                Foamex L.P. Products, Inc. Salaried Employee Retirement Plan),
                as amended, effective July 1, 1984.
10.39(l)     -  General Felt Industries, Inc. Retirement Plan for Salaried
                Employees, effective as of January 1, 1995.
10.40(e)     -  Foamex L.P. 401(k) Savings Plan dated January 1, 1989.
10.41(s)     -  Foamex/GFI 401(k) Savings Plan dated July 1, 1995.
10.42(a)     -  Foamex International's 1993 Stock Option Plan.
10.43(a)     -  Foamex International's Non-Employee Director Compensation Plan.
10.44(g)     -  Hourly Employees' Pension Plan of Products Corp.
10.45(r)     -  Retirement Pension Plan for Employees of JPS Automotive.
10.46(q)     -  Savings, Investment and Profit Sharing Plan of JPS Automotive,
                dated October 6, 1994.
10.47)q)     -  First Amendment to Savings, Investment and Profit Sharing Plan
                of JPS Automotive, dated July 26, 1995.
10.48(a)     -  Employment Agreement, dated as of May 6, 1993, by and between
                Foamex L.P. and Rallis.
10.49(f)     -  Employment Agreement, dated as of February 1, 1994, by and between Foamex L.P. and William H. Bundy.
10.50(s)     -  Employment Agreement, dated as of June 26, 1995, by and between
                Foamex L.P. and Salvatore J. Bonanno.
10.51(j)     -  Employment Agreement between Foamex International, JPS
                Automotive and Jerry Burns.
10.52(o)     -  Employment Agreement, dated as of August 4, 1994 by and among
                Foamex International, JPS Automotive, and Robert Sparks.

10.53(r)     -  Employment Agreement, dated as of September 1, 1995 by and between JPS Automotive and Dean Gaskins.
10.54(n)     -  Bonus Agreement, dated as of May 7, 1993, between Foamex
                International and Robert Hay.
10.55(a)     -  Amended and Restated Put Option Agreement, dated as of December
                14, 1993, by and between Trace Holdings and Rallis.
10.56(f)     -  Stock Purchase Agreement, dated as of December 23, 1993, by and among Transformacion de Espumas y Fieltros, S. A., the stockholders which are parties thereto, and Foamex L.P.
10.57(g)     -  Asset Purchase Agreement, dated as of May 25, 1994, by and among
                JPS Automotive, JPS Textile Group, Inc., Foamex International,
                JPS Auto Inc. and JPS Converter & Industrial Corp. ("C&I").
10.58(g)     -  Services Agreement, by and between JPS Automotive and Foamex
                International.
10.59(g)     -  Dunean Reciprocal Easement Agreement, by and between JPS
                Automotive and C&I.
10.60(g)     -  Supply Agreement, by and among Foamex International and certain of its affiliates and JPS Automotive.
10.61(g)     -  Tax Sharing Agreement, by and among JPS Automotive and its partners.
10.62(g)     -  Financing Agreement, dated as June 4, 1993, by and between
                Nationsbank of North Carolina, N.A. and Cramerton Automotive
                L.P. ("Cramerton"), as amended by the First Amendment and
                Correction of Financing Agreement, dated as of April 28, 1994.
10.63(o)     -  Second Amendment and Correction of Financing Agreement, dated as of December 28, 1994, by and between Nationsbank of North
                Carolina, N.A. and Cramerton.
10.64(r)     -  Third Amendment to Financing Agreement, dated December 12, 1995, by and between Nationsbank of North Carolina, N.A. and
                Cramerton.
10.65(g)     -  Amended and Restated Agreement of Limited Partnership of
                Cramerton Automotive Products, L.P., dated as of December 2,
                1991.
10.66(m)     -  First Amendment to Amended and Restated Agreement of Limited
                Partnership of Cramerton Automotive Products, L.P., dated as of
                June 28, 1994.
10.67(m)     -  Second Amendment to Amended and Restated Agreement of Limited
                Partnership of Cramerton Automotive Products, L.P., dated as of
                October 5, 1994.
10.68(g)     -  Stockholders' Agreement, dated as of December 2, 1991, by and among Cramerton Management Corp., JPS Group and Seiren Co., Ltd.
                (the "Stockholders' Agreement").
10.69(m)     -  First Amendment to Stockholders' Agreement, dated as of June 28,
                1994.
- -------------

(a) Incorporated herein by reference to the Exhibit to Foamex International's Registration Statement on Form S-1, Registration No. 33-69606.

(b) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 33-65158.

(c) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P., FCC and General Felt on Form S-1, Registration Nos. 33-60888, 33-60888-01, and 33-60888-02.

(d) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. and FCC for fiscal 1992.

(e) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-1, Registration Nos. 33-49976 and 33-49976-01.

(f) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex International for fiscal 1993.

(g) Incorporated herein by reference to the Exhibit to JPS Automotive's Registration Statement on Form S-1, Registration No. 33-75510.

(h) Incorporated by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended July 3, 1994.

(i) Incorporated herein by reference to the Exhibit to the Registration Statement of FJPS, FJCC and Foamex International on Form S-4, Registration No. 33-82028.

(j) Incorporated herein by reference to the Exhibit to the quarterly report on Form 10-Q of JPS Automotive L.P. and JPS Automotive Products Corp. for the fiscal quarter ended October 2, 1994.

(k) Incorporated herein by reference to the Exhibit to the quarterly report on Form 10-Q of Foamex L.P. and Foamex Capital Corporation, and General Felt Industries, Inc. for the fiscal quarter ended October 2, 1994.

(l) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex International on Form S-3, Registration No. 33-85488.

(m) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex International for fiscal 1994.

(n) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for fiscal 1994.

(o) Incorporated herein by reference to the Exhibit to the Form 10-K of JPS Automotive for fiscal 1994.

(p) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended July 2, 1995.

(q) Incorporated herein by reference to the Exhibit to the Form 10-Q of JPS Automotive for the quarterly period ended July 2, 1995.

(r) Incorporated herein by reference to the Exhibit to the Form 10-K of JPS Automotive for fiscal year 1995.

(s) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for fiscal year 1995.

             Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

(b)          FJPS filed the following current reports on Form 8-K:

             None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                                 FOAMEX-JPS AUTOMOTIVE L.P.

                                                 By: FJGP Inc.
                                                     General Partner



Date:  May 9, 1996                               By:    /s/ Kenneth R. Fuette
                                                    ----------------------------
                                                     Kenneth R. Fuette
                                                     Chief Financial Officer and
                                                     Chief Accounting Officer



                                                 FOAMEX-JPS CAPITAL CORPORATION



Date:  May 9, 1996                               By:   /s/ Kenneth R. Fuette
                                                    ----------------------------
                                                     Kenneth R. Fuette
                                                     Chief Financial Officer and
                                                     Chief Accounting Officer