Form 10-Q
period 1996-06-30
FOAMEX-JPS AUTOMOTIVE LP
filed 1996-08-19
CIK 927584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                  Commission file numbers 33-82028; 33-82028-01


                           FOAMEX-JPS AUTOMOTIVE L.P.
                         FOAMEX-JPS CAPITAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                         13-3770906
           Delaware                                         13-3770901
- -------------------------------                      ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

1000 Columbia Avenue
Linwood, PA                                                    19061
- -------------------------------                       ------------------------
(Address of principal                                       (Zip Code)
executive offices)

Registrant's telephone number, including area code (610) 859-3000
                                                  -----------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
YES  X    NO
   -----    -----

Foamex-JPS Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

The number of shares of Foamex-JPS Capital Corporation's Common Stock outstanding as of August 1, 1996 was 1,000.

                                  Page 1 of 22
                          Exhibit List on Page 14 of 22

                           FOAMEX-JPS AUTOMOTIVE L.P.
                         FOAMEX-JPS CAPITAL CORPORATION

                                      INDEX

                                                                          Page
                                                                          ----
Part I.    Financial Information:

           Item 1.  Financial Statements

              Foamex-JPS Automotive L.P.
              --------------------------

              Condensed Consolidated Balance Sheets as of June 30, 1996
                and December 31, 1995                                        3

              Condensed Consolidated Statements of Operations - Thirteen
                Week and Twenty-Six Week Periods Ended June 30, 1996
                and July 2, 1995                                             4

              Condensed Consolidated Statements of Cash Flows - Twenty-Six
                Week Periods Ended June 30, 1996 and July 2, 1995            5

              Notes to Condensed Consolidated Financial Statements           6

              Foamex-JPS Capital Corporation
              ------------------------------

              Balance Sheets as of June 30, 1996 and December 31, 1995       9

              Notes to Balance Sheets                                       10

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     11

Part II.   Other Information                                                14

           Exhibit List                                                     14

           Signatures                                                       22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)


                                                    June 30,           December 31,
                                                     1996                  1995
                                                  ----------           ------------
                                                             (thousands)
ASSETS

CASH                                              $       2             $       2

INVESTMENT IN UNCONSOLIDATED
      LIMITED PARTNERSHIPS                          129,827               141,298

DEBT ISSUANCE COSTS, NET                              3,902                 4,067
                                                  ---------             ---------

TOTAL ASSETS                                      $ 133,731             $ 145,367
                                                  =========             =========

LIABILITIES AND PARTNERS' EQUITY

INTERCOMPANY PAYABLE                              $      71             $      58

LONG-TERM DEBT - EQUITY AFFILIATE                    47,971                44,444

LONG-TERM DEBT                                       75,476                70,381
                                                  ---------             ---------

TOTAL LIABILITIES                                   123,518               114,883
                                                  ---------             ---------

COMMITMENTS AND CONTINGENCIES                          --                    --
                                                  ---------             ---------

PARTNERS' EQUITY:
      General partner                                   245                   410
      Limited partner                                24,275                44,382
      Other                                         (14,307)              (14,308)
                                                  ---------             ---------
      Total Partners' Equity                         10,213                30,484
                                                  ---------             ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY            $ 133,731             $ 145,367
                                                  =========             =========










          The accompanying notes are an integral part of the condensed consolidated financial statements.

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                      13 Week Periods Ended                    26 Week Periods Ended
                                                  -----------------------------           -------------------------------
                                                  June 30,              July 2,            June 30,              July 2,
                                                   1996                  1995                1996                 1995
                                                  --------             --------           ---------              --------
                                                                                  (thousands)
INTEREST AND DEBT ISSUANCE EXPENSE                $  2,666             $  2,303             $  5,332             $  4,611

OTHER EXPENSE                                           12                    2                   12                    5
                                                  --------             --------             --------             --------

LOSS BEFORE EQUITY IN EARNINGS OF
   UNCONSOLIDATED LIMITED PARTNERSHIPS              (2,678)              (2,305)              (5,344)              (4,616)

EQUITY IN EARNINGS OF UNCONSOLIDATED
   LIMITED PARTNERSHIPS                             13,674               10,283               26,240               21,734
                                                  --------             --------             --------             --------

INCOME FROM CONTINUING OPERATIONS                   10,996                7,978               20,896               17,118
                                                  --------             --------             --------             --------

DISCONTINUED OPERATIONS:

EQUITY IN LOSS FROM DISCONTINUED
   OPERATIONS                                         (556)                (158)                (225)                (488)

EQUITY IN LOSS ON DISPOSAL OF
   DISCONTINUED OPERATIONS                         (38,511)                --                (38,511)                --
                                                  --------             --------             --------             --------

LOSS FROM DISCONTINUED OPERATIONS                  (39,067)                (158)             (38,736)                (488)
                                                  --------             --------             --------             --------

NET INCOME (LOSS)                                 $(28,071)            $  7,820             $(17,840)            $ 16,630
                                                  ========             ========             ========             ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



                                                                            26 Week Periods Ended
                                                                        -----------------------------
                                                                        June 30,              July 2,
                                                                          1996                 1995
                                                                        --------             --------
                                                                                 (thousands)
OPERATING ACTIVITIES:
   Net income (loss)                                                    $(17,840)            $ 16,630
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Amortization of debt issuance costs and debt discount                   5,332                4,611
   Equity in earnings of unconsolidated limited partnerships             (26,240)             (21,734)
   Equity in losses from discontinued operations                          38,736                  488
   Change in other assets and liabilities, net                                12                    5
                                                                        --------             --------

      Net cash provided by operating activities                             --                   --
                                                                        --------             --------

INVESTING ACTIVITIES:

      Net cash used for investing activities                                --                   --
                                                                        --------             --------

FINANCING ACTIVITIES:

      Net cash provided by financing activities                             --                   --
                                                                        --------             --------

NET INCREASE IN CASH                                                        --                   --
                                                                        --------             --------

CASH AT BEGINNING OF PERIOD                                                    2                    2
                                                                        --------             --------

CASH AT END OF PERIOD                                                   $      2             $      2
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

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

      The condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of June 30, 1996, the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended June 30, 1996 and July 2, 1996 and the condensed consolidated statement of cash flows for the twenty-six week periods ended June 30, 1996 and July 2, 1995 have been prepared by Foamex-JPS Automotive L.P. and subsidiary ("FJPS") and have not been audited by FJPS's independent accountants. In the opinion of management, all adjustments, consisting only of normally recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included.

      In October 1995, the Board of Directors of Foamex International Inc. ("Foamex International") approved a plan to evaluate the potential reduction of long-term debt with substantially all of the proceeds from the possible sale of the automotive carpet, trim and textile businesses of JPS Automotive L.P. ("JPS Automotive") (which together comprise the automotive textiles segment and substantially all the assets of JPS Automotive) and the home comfort products segment of Perfect Fit Industries, Inc. ("Perfect Fit") (which comprises substantially all of the assets of Perfect Fit). On August 1, 1996, Foamex L.P. completed the sale of Perfect Fit and received approximately $43.4 million of estimated net proceeds, subject to post-closing adjustments. The condensed consolidated financial statements have been restated for discontinued operations and includes a net loss of approximately $38.5 million associated with the sale of Perfect fit. Foamex L.P. used $12.0 million from the proceeds of the sale to repay term loan borrowings and intends to use the remaining proceeds to redeem or repurchase its outstanding indebtedness. Foamex International is continuing to evaluate the possible sale of the automotive textiles segment, however, no definitive commitment has been reached. There can be no assurance that Foamex International will be able to successfully sell the automotive textiles segment or as to the price or terms of any sale. The condensed consolidated financial statements of FJPS do not include any adjustments that might result from any sale of the automotive textiles segment.

      Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction FJPS's 1995 consolidated financial statements and notes thereto as set forth in FJPS's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. In addition, these condensed consolidated financial statements should be read in conjunction with Foamex L.P.'s and JPS Automotive's condensed consolidated financial statements and notes thereto as set forth in their respective Form 10-Q's for the quarterly period ended June 30, 1996 as filed with the Securities and Exchange Commission.

      FJPS's condensed consolidated financial statements consist of the consolidated results of operations of FJPS, including its wholly-owned subsidiary Foamex-JPS Capital Corporation ("FJCC"), and its 98% equity interest in Foamex L.P. and its 99% equity interest in JPS Automotive. FJPS's share of earnings of these unconsolidated limited partnerships is reflected in income as earned and distributions will be credited against the investment in unconsolidated limited partnerships when received. FJPS has no employees or operations of its own nor do its partners incur any expenses on its behalf.

2.    SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

      The following table presents summarized financial information on a combined 100% basis of the principal companies accounted for by the equity method. Accounts presented include the following equity affiliates: Foamex L.P. (98%) and JPS Automotive (99%) as of June 30, 1996 and December 31, 1995 and for the thirteen and twenty-six week periods ended June 30, 1996 and July 2, 1995.

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES (continued)

                                          Foamex L.P.(1)              JPS Automotive L.P.               Combined
                                          --------------              -------------------               --------
                                                                          (thousands)
June 30, 1996

Current assets                             $241,290                         $ 72,460                     $313,750
Noncurrent assets                           333,543                          284,621                      618,164
Current liabilities                         150,473                           39,806                      190,279
Noncurrent liabilities                      458,811                          199,768                      658,579
Minority interest                                -                             7,819                        7,819
Note receivable from partner                 47,971                                -                       47,971

December 31, 1995

Current assets                             $226,274                         $ 68,649                     $294,923
Noncurrent assets                           381,541                          291,301                      672,842
Current liabilities                         159,856                           38,126                      197,982
Noncurrent liabilities                      460,519                          208,462                      668,981
Minority interest                                -                             7,247                        7,247
Note receivable from partner                 44,444                                -                       44,444

Thirteen Week Period Ended:
June  30, 1996

Net sales                                  $240,447                         $ 82,749                     $323,196
Gross profit                                 38,167                           13,740                       51,907
Income from continuing operations            11,668                            2,262                       13,930
Loss from discontinued operations           (39,864)                               -                      (39,864)
Net income (loss)                           (28,196)                           2,262                      (25,934)

July 2, 1995

Net sales                                  $215,350                         $ 80,169                     $295,519
Gross profit                                 33,198                           14,872                       48,070
Income from continuing operations             6,625                            3,829                       10,454
Loss from discontinued operations              (161)                               -                         (161)
Net income                                    6,464                            3,829                       10,293

Twenty-Six Week Period Ended:
June  30, 1996

Net sales                                  $459,578                         $157,668                     $617,246
Gross profit                                 74,198                           26,229                      100,427
Income from continuing operations            23,166                            3,573                       26,739
Loss from discontinued operations           (39,527)                               -                      (39,527)
Net income (loss)                           (16,361)                           3,573                      (12,788)

July 2, 1995

Net sales                                  $434,670                         $167,793                     $602,463
Gross profit                                 65,862                           30,650                       96,512
Income from continuing operations            14,314                            7,784                       22,098
Loss from discontinued operations              (498)                               -                         (498)
Net income                                   13,816                            7,784                       21,600

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES (continued)

      (1) In April 1996, Foamex International contributed the foam products operations of Foamex Latin America, Inc. ("Latin America") to FJPS (99%) and to FJGP Inc. (1%) who then contributed its investment in Latin America to FJPS. FJPS subsequently contributed its 100% investment in Latin America to Foamex L.P. The contribution was accounted for in a manner similar to a pooling of interests since the entities are under common control. Accordingly, all periods presented have been restated to reflect the financial condition and results of operations of Latin America. Also, on August 1, 1996, Foamex L.P. completed the sale of Perfect Fit (see Note 1). The condensed consolidated financial information presented above has been restated for discontinued operations and includes a loss of approximately $38.5 million associated with the sale of Perfect Fit.

3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                         26 Week Periods Ended
                                                       --------------------------
                                                        June 30,          July 2,
                                                         1996              1995
                                                       ---------         --------
                                                               (thousands)
Noncash items:
   Accretion on the FJPS Note                           $3,456            $3,026
   Debt issuance costs paid by partner                    --                 203

                        FOAMEX - JPS CAPITAL CORPORATION
           (A Wholly-Owned Subsidiary of Foamex - JPS Automotive L.P.)
                           Balance Sheets (unaudited)

                                                          June 30,        December 31,
ASSETS                                                     1996               1995
                                                        -----------       ------------
                                                                 (thousands)
CASH                                                     $     1            $     1
                                                         =======            =======

LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                                 --                  --
                                                         -------            --------

STOCKHOLDER'S EQUITY:
      Common stock, par value $.01 per share;
      1,000 shares authorized, issued and
      outstanding                                             --                  --

ADDITIONAL PAID IN CAPITAL                                     1                   1
                                                         -------            --------

TOTAL STOCKHOLDER'S EQUITY                               $     1            $      1
                                                         =======            ========


























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

2. COMMITMENTS AND CONTINGENCIES

         FJCC is a joint and several obligor with FJPS on borrowings consisting of $75.5 million senior secured discount debentures due 2004, (net of unamortized debt discount of $41.2 million) (the "Discount Debentures").

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

         The results of operations of Foamex-JPS Automotive L.P. ("FJPS") include its equity in the undistributed earnings of Foamex L.P. and JPS Automotive L.P. ("JPS Automotive") and interest and debt issuance expense as a result of the issuance of the senior secured discount debentures due 2004 (the "Discount Debentures") incurred in connection with the acquisition by JPS Automotive Products Corp., a wholly-owned subsidiary of JPS Automotive, of the assets of the automotive products and industrial fabrics divisions of JPS Textile Group, Inc. (the "JPS Automotive Acquisition"). FJPS was formed on May 13, 1994 and acquired its partnership interests in Foamex L.P. and JPS Automotive on June 28, 1994. FJPS has no direct control or influence over Foamex L.P. or JPS Automotive. Control is exercised by Foamex International Inc. ("Foamex International") through its ownership of the respective managing general partners of Foamex L.P., JPS Automotive, and FJPS.

         In October 1995, the Board of Directors of Foamex International approved a plan to evaluate the potential reduction of long-term debt with substantially all of the proceeds from the possible sale of the automotive carpet, trim and textile businesses of JPS Automotive (which together comprise the automotive textiles segment and substantially all the assets of JPS Automotive) and the home comfort products segment of Perfect Fit Industries, Inc. ("Perfect Fit") (which comprises substantially all of the assets of Perfect
Fit). The sale of Perfect Fit was consummated on August 1, 1996 (see notes to condensed consolidated financial statements). Foamex International is continuing to evaluate the possible sale of the automotive textiles segment, however no definitive commitment has been reached. There can be no assurance that Foamex International will be able to successfully sell the automotive textiles segment or as to the price or terms of any sale. The condensed consolidated financial statements of FJPS do not include any adjustments that might result from any sale.

Results of Operations

         The following is a summarized discussion of Foamex L.P.'s and JPS Automotive's results of operations. For further information regarding Foamex L.P. and JPS Automotive, reference is made to the Form 10-Q's of Foamex L.P. and JPS Automotive for the thirteen and twenty-six week periods ended June 30, 1996 as filed with the Securities and Exchange Commission.

13 Week Period Ended March 31, 1996 Compared to 13 Week Period Ended
April 2, 1995
- ---------------------------------------------------------------------

         Foamex L.P.

         Net sales for 1996 were $240.4 million as compared to $215.4 million in 1995 an increase of $25.0 million or 11.6%. Carpet cushion net sales for 1996 increased 7.1% to $76.8 million from $71.7 million in 1995 primarily due to increased selling prices and an increase in net sales volume of certain carpet cushion products. Cushioning foam net sales for 1996 increased 11.8% to $83.5 million from $74.7 million in 1995 primarily due to increased net sales volume of bedding related products and increased selling prices. Automotive foam net sales for 1996 increased 21.3% to $63.2 million from $52.1 million in 1995 primarily due to a continued increase in net sales of tri-laminates and composite headliners. Technical foam net sales remained constant at $16.9 million for 1996 and 1995 primarily due to increased selling prices offset by a decrease in volume associated with customer inventory adjustments.

         Gross profit as a percentage of net sales increased to 15.9% for 1996 from 15.4% in 1995 primarily due to selling price increases and improved material and production efficiencies.

         Income from operations increased to $24.6 million for 1996 from $18.9 million in 1995 primarily due to improved gross profit margins as discussed

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

above and a decrease of $0.8 million in selling, general and administrative expenses for 1996 as compared to 1995 primarily due to reductions in salary, traveling and professional costs.

         Income from continuing operations increased to $11.7 million for 1996 from $6.6 million for 1995 primarily due to the reasons cited above and a decrease in interest and debt issuance expense. The decrease in interest and debt issuance expense was primarily due to favorable results from interest rate swap agreements and a reduction in long-term debt outstanding.

         JPS Automotive L.P.

         Net sales for 1996 were $82.7 million as compared to $80.2 million in 1995. The $2.5 million or 3.1% increase in net sales was primarily due to increased production of automobile and light trucks in the 1996 period compared to 1995 and increased net sales during the second quarter of 1996 as a result of the settlement of the first quarter 1996 General Motors Corp. parts supplier labor strike and restocking of inventory levels by automobile manufacturers as a result of reduced purchasing during the first quarter of 1996.

         Gross profit as a percentage of net sales decreased to 16.6% for 1996 from 18.6% in 1995 primarily due to competitive price pressures.

         Selling, general and administrative expenses increased to $5.8 million for 1996 from $5.4 million in 1995 primarily due to the increase in sales volume and an increase in the allowance for doubtful accounts as compared to 1995.

         Interest and debt issuance expense decreased to $5.3 million for 1996 from $5.5 million in 1995 primarily due to favorable results from the interest rate swap agreement.

         Net income decreased to $2.3 million for 1996 from $3.8 million in 1995 primarily due to the reasons cited above.

26 Week Period Ended June 30, 1996 Compared to 26 Week Period Ended July 2, 1995
- --------------------------------------------------------------------------------

         Foamex L.P.

         Net sales for 1996 were $459.6 million as compared to $434.7 million in 1995 for an increase of $24.9 million or 5.7%. Carpet cushion net sales were $140.3 million for 1996 as compared to $139.6 million for 1995 primarily due to increased selling prices late in the second quarter of 1996 offset by a decrease in net sales volume during the first quarter of 1996. Cushioning foam net sales for 1996 increased 9.4% to $166.0 million from $151.7 million in 1995 primarily due to increased net sales volume of bedding related products, increased selling prices and the April 1995 acquisition of a company which manufactures cushioning products. Automotive foam net sales for 1996 increased 7.8% to $119.3 million from $110.7 million in 1995 primarily due to a continued increase in net sales of tri-laminates and composite headliners. Technical foam net sales for 1996 increased 4.0% to $34.0 million from $32.7 million in 1995 primarily due to increased selling prices and increased net sales volume.

         Gross profit as a percentage of net sales increased to 16.1% for 1996 from 15.2% in 1995 primarily due to selling price increases and improved material and production efficiencies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Income from operations increased to $47.1 million for 1996 from $38.7 million in 1995 primarily due to improved gross profit margins as discussed above. Selling, general and administrative expenses for 1996 were constant with 1995 at $27.2 million primarily due to reductions in salary, traveling and professional costs offset by increases during the first quarter of 1996 associated with management realignment under the operational plan.

         Income from continuing operations increased to $23.2 million for 1996 from $14.3 million in 1995 primarily due to the reasons cited above and a decrease in interest and debt issuance expense of $1.8 million. The decrease in interest and debt issuance expense was primarily due to favorable results from interest rate swap agreements and a reduction in long-term debt outstanding.

         JPS Automotive L.P.

         Net sales for 1996 were $157.7 million as compared to $167.8 million in 1995. The $10.1 million or 6.0% decrease in net sales was primarily due to (i) reduced production of automobile and light truck builds in the 1996 period as compared to 1995 and (ii) the General Motors Corp. parts supplier labor strike during the first quarter of 1996.

         Gross profit as a percentage of net sales decreased to 16.6% for 1996 from 18.3% in 1995 primarily due to competitive price pressures and under utilization of manufacturing capacities as a result of the reduced net sales volume.

         Selling, general and administrative expenses increased to $11.2 million for 1996 from $11.1 million in 1995 primarily due to an increase in the allowance for doubtful accounts offset by a decrease in expenses associated with decreased net sales.

         Interest and debt issuance expense decreased to $10.7 million for 1996 from $11.4 million in 1995 primarily due to favorable results from the interest rate swap agreement.

         Net income decreased to $3.6 million for 1996 from $7.8 million in 1995 primarily due to the reasons cited above.

Liquidity and Capital Resources

         FJPS's only source of cash to meet its obligations, including paying the principal of, premium, if any, or interest on the Discount Debentures and a note payable to Foamex L.P. (the "FJPS Note") when due, are capital contributions, dividends, loans, advances or other payments, as applicable, from its unconsolidated subsidiaries Foamex L.P. or JPS Automotive, or from its partners, Foamex International and FJGP Inc. Foamex L.P. and JPS Automotive are subject to significant contractual restrictions on their ability to pay dividends or make loans, advances or payments to FJPS. FJPS does not anticipate funding any operating cash requirements of Foamex L.P. or JPS Automotive. During the twenty-six week period ended June 30, 1996, FJPS did not receive any distributions from Foamex L.P. or JPS Automotive.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in FJPS's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and in FJPS's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

3.1(a)    -  Restated Certificate of Incorporation of Foamex International.
3.2(a)    -  By-laws of Foamex International.
3.3(i)    -  First Amended and Restated Agreement of Limited Partnership of
             FJPS.
3.4(i)    -  Certificate of Incorporation of FJCC.
3.5(i)    -  By-laws of FJCC.
3.6(i)    -  Certificate of Incorporation of FJGP.
3.7(i)    -  By-laws of FJGP.
4.1(b)    -  Indenture, dated as of June 3, 1993, among Foamex L.P. and
             Foamex Capital Corporation ("FCC"), as joint and several
             obligors, General Felt, as Guarantor, and Shawmut Bank, National
             Association ("Shawmut"), as trustee, relating to $160,000,000 principal amount of 9 1/2% Senior Secured Notes due 2000 (the
             "Senior Secured Notes"), including form of Senior Secured Note.
4.2(a)    -  First Supplemental Indenture, dated as of November 18, 1993, among
             Foamex International and FCC, as Issuers, General Felt Industries,
             Inc. ("General Felt") and Perfect Fit, as Guarantors, and
             Shawmut, as trustee, relating to the Senior Secured Notes.
4.3(a)    -  Second Supplemental Indenture, dated as of December 14, 1993, among
             Foamex L.P. and FCC, as Issuers, Foamex International, General
             Felt and Perfect Fit, as Guarantors, and Shawmut, as trustee, relating to the Senior Secured Notes.
4.3.1(t)  -  Third Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and Foamex Capital Corporation, as Issuers,
             Foamex International Inc., as parent guarantor, General Felt
             Industries, Inc., as guarantor, Perfect Fit Industries, Inc., as withdrawing guarantor, and Fleet National Bank, as Trustee, relating to the Senior Secured Notes.
4.4(b)    -  Company Pledge Agreement, dated as of June 3, 1993, by Foamex L.P.
             in favor of Shawmut, as trustee for the holders of the Senior
             Secured Notes.

4.5(b)    -  Company Pledge Agreement, dated as of June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.6(b)    -  Subsidiary Pledge Agreement, dated as of June 3, 1993, by General
             Felt in favor of Shawmut, as trustee for the holders of the Senior
             Secured Notes.
4.7(b)    -  Company Security Agreement, dated as of June 3, 1993, by Foamex
             L.P. and FCC in favor of Shawmut, as trustee for the holders of the
             Senior Secured Notes.
4.8(b)    -  Subsidiary Security Agreement, dated as of June 3, 1993, by General
             Felt in favor of Shawmut, as trustee for the holders of the Senior
             Secured Notes.
4.9(b)    -  Collateral Assignment of Patents and Trademarks, dated as of June
             3, 1993, by Foamex L.P. in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.10(b)   -  Collateral Assignment of Patents and Trademarks, dated as of June
             3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.11(b)   -  Collateral Assignment of Patents and Trademarks, dated as of June
             3, 1993, by General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.12(a)   -  Pledge Agreement of Perfect Fit, dated November 18, 1993, in connection with the Senior Secured Notes.
4.13(c)   -  Indenture, dated as of October 13, 1992, among Foamex L.P., FCC and
             The Connecticut National Bank, as trustee, relating to $150,000,000 principal amount of 11 1/4% Senior Notes due 2002 (the "Senior
             Notes"), including form of Senior Note.
4.14(d)   -  First Supplemental Indenture, dated as of March 23, 1993, among
             Foamex L.P. and FCC, as joint and several obligors, General Felt, as Guarantor, and Shawmut Bank Connecticut, National Association
             (formerly The Connecticut National Bank ("Shawmut Connecticut")),
             as trustee, relating to the Senior Notes.
4.15(a)   -  Second Supplemental Indenture, dated as of November 18, 1993, among
             Foamex L.P. and FCC, as Issuers, General Felt and Perfect Fit, as
             Guarantors and Shawmut Connecticut, as trustee, relating to the
             Senior Notes.
4.16(a)   -  Third Supplemental Indenture, dated as of December 14, 1993, among
             Foamex L.P. and FCC, as Issuers, Foamex International, General Felt
             and Perfect Fit, as Guarantors and Shawmut Connecticut, as trustee, relating to the Senior Notes.
4.17(m)   -  Fourth Supplemental Indenture, dated as of October 31, 1994, among
             Foamex L.P. and FCC as Issuers, Foamex International as Parent
             Guarantor, General Felt and Perfect Fit as Guarantors and Shawmut
             Connecticut, as Trustee, relating to the Senior Notes.
4.17.1(t) -  Fifth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and Foamex Capital Corporation, as Issuers,
             Foamex International Inc., as parent guarantor, General Felt
             Industries, Inc., as guarantor, Perfect Fit Industries, Inc., as withdrawing guarantor, and Fleet National Bank, as Trustee, relating to the Senior Notes.
4.18(c)   -  Indenture, dated as of October 13, 1992, among Foamex L.P., FCC and
             Shawmut Bank, as trustee, relating to $126,000,000 principal amount of 11 % Senior Subordinated Debentures due 2004 (the "Senior
             Subordinated Debentures"), including form of Senior Subordinated
             Debenture.
4.19(d)   -  First Supplemental Indenture, dated as of March 23, 1993, among
             Foamex L.P. and FCC, as joint and several obligors, General Felt, as Guarantor, and Shawmut, as trustee, relating to the Senior
             Subordinated Debentures.
4.20(a)   -  Second Supplemental Indenture, dated as of November 18, 1993, among
             Foamex L.P. and FCC, as Issuers, General Felt and Perfect Fit, as
             Guarantors and Shawmut, as trustee, relating to the Senior
             Subordinated Debentures.
4.21(b)   -  Third Supplemental Indenture, dated as of December 14, 1993, among
             Foamex L.P. and FCC, as Issuers, Foamex International, General Felt and Perfect Fit, as Guarantors and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.21.1(t) -  Fourth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and Foamex Capital Corporation, as Issuers,
             Foamex International Inc., as parent guarantor, General Felt
             Industries, Inc., as guarantor, Perfect Fit Industries, Inc., as withdrawing guarantor, and Fleet National Bank, as Trustee, relating to the Subordinated Debentures.

4.22(i)   -  Indenture, dated as of June 28, 1994, among FJPS and FJCC, as
             Issuers, Trace Holdings, as guarantor, and Shawmut Connecticut, as trustee, relating to $116,745,000 principal amount of Senior
             Secured Discount Debentures due 2004 (the "Senior Secured Discount
             Debentures'), including form of Senior Secured Discount Debenture.
4.23(m)   -  Pledge Agreement, dated as of June 28, 1994, made by FJPS in favor of Shawmut, as collateral agent for the holders of the Senior
             Secured Discount Debentures.
4.24(i)   -  Senior Note, dated June 28, 1994, in the aggregate principal amount of $87,943,103.14 due July 1, 2006, executed by FJPS to Foamex L.P.
4.25(m)   -  Pledge Agreement, dated as of June 28, 1994, among FJPS in favor of
             Foamex L.P. to secure its obligations under its Senior Note due
             2006.
4.26(m)   -  Pledge Agreement, dated as of June 28, 1994, made by JPS Automotive
             L.P. in favor of Foamex L.P. to secure FJPS's obligations under its
             Senior Note due 2006.
4.27(g)   -  Indenture, between Products Corp. and Shawmut Connecticut, as
             Trustee, relating to $180,000,000 principal amount of 11 % Senior
             Notes due 2001 (the "JPS Automotive Senior Notes"), including form of the JPS Automotive Senior Note.
4.28(j)   -  First Supplemental Indenture, dated as of October 5, 1994, between
             JPS Automotive, JPS Automotive L.P. and Shawmut Connecticut, as
             Trustee, relating to the JPS Automotive Senior Notes due 2001.
4.29(t)   -  Commitment letter, dated July 9, 1996, from The Bank of Nova Scotia to Foamex Canada Inc.
4.30(k)   -  Second Amended and Restated Credit Agreement, dated as of June 28,
             1994, among Foamex L.P., General Felt, Perfect Fit, Trace Foam
             Company Inc. ("Trace Foam"), FMXI Inc., Citibank, N.A., The Bank of
             Nova Scotia, the institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and
             Citibank, N.A. and The Bank of Nova Scotia, as Administrative
             Agents (the "Foamex Credit Agreement").
4.30.1(t) -  Third Amended and Restated Credit Agreement, dated as of July 30,
             1996, among Foamex L.P., General Felt, Trace Foam, FMXI, Citibank,
             N.A., The Bank of Nova Scotia, the institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as
             Administrative Agents (the "Credit Agreement").
4.31(m)   -  First Amendment to Second Amended and Restated Credit Agreement of
             Foamex L.P., dated as of August 19, 1994.
4.32(m)   -  Second Amendment to Second Amended and Restated Credit Agreement of
             Foamex L.P., dated as of November 11, 1994.
4.33(m)   -  Third Amendment to Second Amended and Restated Credit Agreement of
             Foamex L.P., dated as of February 8, 1995.
4.34(p)   -  Fourth Amendment to Second Amended and Restated Credit Agreement of
             Foamex L.P., dated as of June 30, 1995.
4.35(s)   -  Fifth Amendment to Second Amended and Restated Credit Agreement of
             Foamex L.P., dated as of February 27, 1996.
4.36(s)   -  Letter of Consent to Waiver to the Second Amended and Restated
             Foamex L.P. Credit Agreement, dated December 31, 1995.
4.37(s)   -  Letter of Consent to Waiver to the Second Amended and Restated
             Foamex L.P. Credit Agreement, dated January 25, 1996.
4.38(a)   -  Guaranties, dated November 18, 1993, executed by each of Foamex
             L.P., General Felt and Perfect Fit, as guarantor, respectively, in favor of Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of one another under the Foamex Credit Agreement.
4.39(a)   -  Guaranty, dated November 18, 1993, executed by FCC in favor of
             Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of
             Foamex L.P., General Felt and Perfect Fit under the Foamex Credit
             Agreement.
4.40(i)   -  Amended and Restated Guaranty, dated as of June 28, 1994, executed by Foamex International in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Foamex Credit
             Agreement.

4.41(s)   -  First Amendment to Amended and Restated Guaranty, dated June 30,
             1995, executed by Foamex International in favor of Citibank, N.A.
             and The Bank of Nova Scotia, as Administrative Agents, for the
             ratable benefit of the lenders and the issuing banks under the
             Foamex Credit Agreement.
4.42(s)   -  Second Amendment to Amended and Restated Guaranty, dated February
             27, 1996, executed by Foamex International in favor of Citibank,
             N.A. and The Bank of Nova Scotia, as Administrative Agents, for the
             ratable benefit of the lenders and the issuing banks under the
             Foamex Credit Agreement.
4.43(a)   -  Security Agreements, dated November 18, 1993, executed by each of
             Foamex L.P., General Felt, Perfect Fit and FCC, respectively, and
             Citibank N.A., as Administrative Agent for the lenders and the issuing banks under the Foamex Credit Agreement.
4.44(i)   -  Amendatory Agreement, dated as of June 28, 1994, among Foamex L.P.,
             General Felt, Perfect Fit, FCC and Citibank, N.A., as collateral agent under the Foamex Credit Agreement.
4.44.1(t) -  Amendatory Agreement, dated as of July 30, 1996, among Foamex L.P.,
             General Felt Industries, Inc., Foamex Capital Corporation, and
             Citibank N.A., as collateral agent under the Credit Agreement.
4.45(a)   -  Intercreditor Agreement, dated as of November 18, 1993, by and between Citibank, N.A., as Administrative Agent under the Credit
             Agreement and Shawmut, as trustee under the Foamex L.P. Senior
             Secured Note Indenture.
4.46(j)   -  Amended and Restated Credit Agreement, dated October 5, 1994, by and among, JPS Automotive Products Corp., JPS Automotive L.P.,
             JPSGP Inc., the institutions party thereto as Lenders, the institutions party thereto as Issuing Banks, and Citibank, N.A. and
             The Bank of Nova Scotia (the "JPS Credit Agreement").
4.47(m)   -  First Amendment to JPS Credit Agreement, dated as of November 11,
             1994.
4.48(m)   -  Second Amendment to JPS Credit Agreement, dated as of February 8,
             1995.
4.49(r)   -  Third Amendment to the JPS Credit Agreement, dated as of February
             27, 1996.
4.49.1(u) -  Fourth Amendment to the Amended and Restated Credit Agreement of
             JPS Automotive, dated as of June 17, 1996.
4.50(a)   -  Subordinated Promissory Note, dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P. to
             John Rallis ("Rallis").
4.51(a)   -  Marely Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex International and Marely I.S.A. ("Marely").
4.52(a)   -  DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex International and DLJ Funding Inc. ("DLJ
             Funding").
4.53(p)   -  Promissory Note, dated July 7, 1995, in the aggregate principal amount of $4,372,516, executed by Trace International Holdings Inc.
             ("Trace Holdings") to Foamex L.P.
4.54(s)   -  Promissory Note, dated December 8, 1995, in the aggregate principal amount of $2,000,000 executed by Foamex International to Foamex
             L.P.
10.1(a)   -  Registration Rights Agreement, dated as of December 14, 1993, by and among Foamex International and GBNY and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.2(a)   -  Registration Rights Agreement, dated as of December 14, 1993, by and among Foamex International and RFC and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.3(a)   -  Registration Rights Agreement, dated as of December 14, 1993, by and between Foamex International and Rallis.
10.4(a)   -  Registration Rights Agreement, dated as of December 14, 1993, by and among Foamex International and DLJ Funding and, for certain limited purposes as set forth therein, Trace Holdings and Trace
             Foam.
10.5(a)   -  Registration Rights Agreement, dated as of December 14, 1993, by and between Foamex International and FCD Sub, Inc.
10.6(a)   -  Registration Rights Agreement, dated as of December 14, 1993, by and among Foamex International and Marely and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.7(a)   -  Registration Rights Agreement, dated as of December 14, 1993, by and between Foamex International and Trace Foam.

10.8(a)   -  Registration Rights Agreement, dated as of December 14, 1993, by and between Foamex International and Trace Holdings.
10.9(a)   -  Registration Rights Agreement, dated as of November 18, 1993, by and among Foamex International and the Investors which are signatories thereto.
10.10(i)  -  Warrant Registration Rights Agreement, dated as of June 28, 1994, by and among Foamex International, DLJ Funding and Smith Barney
             Inc.
10.11(i)  -  Senior Secured Discount Debenture Registration Rights Agreement,
             dated as of June 28, 1994, among FJPS, FJCC, Trace Holdings, DLJ
             Funding and Smith Barney Inc.
10.12(h)  -  Warrant Agreement, dated as of June 28, 1994, between Foamex
             International and Shawmut Bank.
10.13(b)  -  Interest Rate and Currency Exchange Agreement, dated as of June 14,
             1993, among Foamex L.P., FCC and Salomon Brothers Holdings Company
             Inc ("Salomon Holdings").
10.14(m)  -  Swap Agreement, dated as of March 31, 1994, and amended in November
             1994, by and between Foamex L.P. and Citibank, N.A.
10.15(s)  -  Amended Confirmation Letter Agreement, dated as of February 2,
             1996, by and between Foamex L.P. and Citibank, N.A.
10.16(b)  -  Revised Swap Transaction Letter Agreement, dated as of June 10,
             1993, among Foamex L.P., FCC and Salomon Holdings.
10.17(g)  -  Swap Agreement, dated as of June 30, 1994, by and between JPS
             Automotive and Citibank, N.A.
10.18(q)  -  Revised Swap Transaction Letter Agreement, dated May 11, 1995, by and among JPS Automotive Products Corp., JPS Automotive, and
             Citibank, N.A.
10.19(d)  -  Reimbursement Agreement, dated as of March 23, 1993, between Trace
             Holdings and General Felt.
10.20(d)  -  Shareholder Agreement, dated December 31, 1992, among Recticel,
             s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex L.P.,
             Beamech Group Limited, LME-Beamech, Inc., James Brian Blackell and
             Prefoam AG relating to foam technology sharing arrangement.
10.21(e)  -  Asset Transfer Agreement, dated as of October 2, 1990, between
             Trace Holdings and Foamex L.P. (the "Trace Holdings Asset Transfer
             Agreement").
10.22(e)  -  First Amendment, dated as of December 19, 1991, to the Trace
             Holdings Asset Transfer Agreement.
10.23(e)  -  Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.24(e)  -  Asset Transfer Agreement, dated as of October 2, 1990, between
             Recticel Foam Corporation ("RFC") and Foamex L.P. (the "RFC Asset
             Transfer Agreement").
10.25(e)  -  First Amendment, dated as of December 19, 1991, to the RFC Asset
             Transfer Agreement.
10.26(e)  -  Schedule 5.03 to the RFC Asset Transfer Agreement (the "5.03
             Protocol").
10.27(d)  -  The 5.03 Protocol Assumption Agreement, dated as of October 13,
             1992, between RFC and Foamex L.P.
10.28(d)  -  Letter Agreement between Trace Holdings and Recticel regarding the
             Recticel guaranty, dated as of July 22, 1992.
10.29(e)  -  Supply Agreement between Recticel, formerly known as Gechem s.a., and Foamex L.P., dated as of August 1, 1991.
10.30(i)  -  Supply Agreement, dated June 28, 1994, between Foamex L.P. and
             Foamex International.
10.31(i)  -  First Amended and Restated Tax Sharing Agreement, dated as of
             December 14, 1993, among Foamex L.P., Trace Foam, FMXI Inc., and
             Foamex International.
10.32(i)  -  Tax Sharing Agreement, dated as of June 28, 1994, among FJPS and
             Foamex International.
10.33(d)  -  Trace Foam Management Agreement between Foamex L.P. and Trace Foam, dated as of October 13, 1992.
10.34(i)  -  Affirmation Agreement re: Management Agreement, dated as of
             December 14, 1993 between Foamex L.P. and Trace Foam.
10.35(e)  -  Salaried Incentive Plan of Foamex L.P. and Foamex Canada Inc.,
             General Felt, and Perfect Fit.
10.36(e)  -  Trace Holdings 1987 Nonqualified Stock Option Plan.
10.37(e)  -  Equity Growth Participation Program.
10.38(e)  -  Foamex L.P. Salaried Retirement Plan (formerly known as the Foamex
             L.P. Products, Inc. Salaried Employee Retirement Plan), as amended, effective July 1, 1984.

10.39(l)  -  General Felt Industries, Inc. Retirement Plan for Salaried
             Employees, effective as of January 1, 1995.
10.40(e)  -  Foamex L.P. 401(k) Savings Plan dated January 1, 1989.
10.41(s)  -  Foamex/GFI 401(k) Savings Plan dated July 1, 1995.
10.42(a)  -  Foamex International's 1993 Stock Option Plan.
10.43(a)  -  Foamex International's Non-Employee Director Compensation Plan.
10.44(g)  -  Hourly Employees' Pension Plan of Products Corp.
10.45(r)  -  Retirement Pension Plan for Employees of JPS Automotive.
10.46(q)  -  Savings, Investment and Profit Sharing Plan of JPS Automotive,
             dated October 6, 1994.
10.47(q)  -  First Amendment to Savings, Investment and Profit Sharing Plan of
             JPS Automotive, dated July 26, 1995.
10.48(a)  -  Employment Agreement, dated as of May 6, 1993, by and between
             Foamex L.P. and Rallis.
10.49(f)  -  Employment Agreement, dated as of February 1, 1994, by and between
             Foamex L.P. and William H. Bundy.
10.50(s)  -  Employment Agreement, dated as of June 26, 1995, by and between
             Foamex L.P. and Salvatore J. Bonanno.
10.51(j)  -  Employment Agreement between Foamex International, JPS Automotive and Jerry Burns.
10.52(o)  -  Employment Agreement, dated as of August 4, 1994 by and among
             Foamex International, JPS Automotive, and Robert Sparks.
10.53(r)  -  Employment Agreement, dated as of September 1, 1995 by and between
             JPS Automotive and Dean Gaskins.
10.54(n)  -  Bonus Agreement, dated as of May 7, 1993, between Foamex
             International and Robert Hay.
10.55(a)  -  Amended and Restated Put Option Agreement, dated as of December 14,
             1993, by and between Trace Holdings and Rallis.
10.56(f)  -  Stock Purchase Agreement, dated as of December 23, 1993, by and among Transformacion de Espumas y Fieltros, S. A., the stockholders which are parties thereto, and Foamex L.P.
10.57(g)  -  Asset Purchase Agreement, dated as of May 25, 1994, by and among
             JPS Automotive, JPS Textile Group, Inc., Foamex International, JPS Auto Inc. and JPS Converter & Industrial Corp. ("C&I").
10.58(g)  -  Services Agreement, by and between JPS Automotive and Foamex
             International.
10.59(g)  -  Dunean Reciprocal Easement Agreement, by and between JPS Automotive and C&I.
10.60(g)  -  Supply Agreement, by and among Foamex International and certain of its affiliates and JPS Automotive.
10.61(g)  -  Tax Sharing Agreement, by and among JPS Automotive and its partners.
10.62(g)  -  Financing Agreement, dated as June 4, 1993, by and between
             Nationsbank of North Carolina, N.A. and Cramerton Automotive L.P. ("Cramerton"), as amended by the First Amendment and Correction of Financing Agreement, dated as of April 28, 1994.
10.63(o)  -  Second Amendment and Correction of Financing Agreement, dated as of
             December 28, 1994, by and between Nationsbank of North Carolina, N.A. and Cramerton.
10.64(r)  -  Third Amendment to Financing Agreement, dated December 12, 1995, by and between Nationsbank of North Carolina, N.A. and Cramerton. 10.64.1(u)- Fourth Amendment to Financing Agreement, dated June 14, 1996, by and between NationsBank of North Carolina, N.A. and Cramerton. 10.65(g) - Amended and Restated Agreement of Limited Partnership of Cramerton
             Automotive Products, L.P., dated as of December 2, 1991.
10.66(m)  -  First Amendment to Amended and Restated Agreement of Limited
             Partnership of Cramerton Automotive Products, L.P., dated as of June 28, 1994.
10.67(m)  -  Second Amendment to Amended and Restated Agreement of Limited
             Partnership of Cramerton Automotive Products, L.P., dated as of October 5, 1994.
10.68(g)  -  Stockholders' Agreement, dated as of December 2, 1991, by and among
             Cramerton Management Corp., JPS Group and Seiren Co., Ltd. (the "Stockholders' Agreement").
10.69(m)  -  First Amendment to Stockholders' Agreement, dated as of June 28,
             1994.

10.70(v)  -  Agreement and Plan of Merger, as amended, dated as of June 11,
             1996, by and among PFI Subsidiary, Inc., PFI Acquisition Corp., Jody B. Vitale, Perfect Fit, General Felt and Foamex.

- ----------

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

(t) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended June 30, 1996.

(u) Incorporated herein by reference to the Exhibit to the Form 10-Q of JPS Automotive L.P. for the quarterly period ended June 30, 1996.

(v) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. reporting an event which occurred on June 11, 1996.

             Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

(b) FJPS filed the following current reports on Form 8-K:

             Form 8-K reporting an event that occurred on June 11, 1996 (execution of Perfect Fit Merger Agreement).

             Form 8-K reporting an event that occurred on August 1, 1996 (sale of Perfect Fit including pro forma financial information).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                     FOAMEX-JPS AUTOMOTIVE L.P.

                                     By:  FJGP Inc.
                                          General Partner



Date:  August 14, 1996               By: /s/ Kenneth R. Fuette
                                         ----------------------------
                                         Kenneth R. Fuette
                                         Chief Financial Officer and
                                         Chief Accounting Officer



                                     FOAMEX-JPS CAPITAL CORPORATION



Date:  August 14, 1996               By: /s/ Kenneth R. Fuette
                                        ---------------------------
                                        Kenneth R. Fuette
                                        Chief Financial Officer and
                                        Chief Accounting Officer