Form 10-Q
period 1996-09-29
FOAMEX-JPS AUTOMOTIVE LP
filed 1996-11-13
CIK 927584

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 1996

                  Commission file numbers 33-82028; 33-82028-01

                           FOAMEX-JPS AUTOMOTIVE L.P.
                         FOAMEX-JPS CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

     Delaware                                              13-3770906
     Delaware                                              13-3770901
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)


1000 Columbia Avenue
Linwood, PA                                                  19061
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

The  number  of  shares  of  Foamex-JPS  Capital   Corporation's   common  stock
outstanding as of November 1, 1996 was 1,000.

                                  Page 1 of 22
                          Exhibit List on Page 14 of 22

                           FOAMEX-JPS AUTOMOTIVE L.P.
                         FOAMEX-JPS CAPITAL CORPORATION

                                      INDEX
                                                                        Page

Part I. Financial Information:

     Item 1. Financial Statements

          Foamex-JPS Automotive L.P.

          Condensed  Consolidated  Balance Sheets as of
          September 29, 1996 and December 31, 1995                       3

          Condensed  Consolidated   Statements  of  Operations  -
          Thirteen  Week  and  Thirty-Nine   Week  Periods  Ended
          September 29, 1996 and October 1, 1995                         4

          Condensed  Consolidated  Statements  of  Cash  Flows  -
          Thirty-Nine  Week Periods Ended  September 29, 1996 and
          October 1, 1995                                                5

          Notes to Condensed Consolidated Financial Statements           6

          Foamex-JPS Capital Corporation

          Balance  Sheets as of  September  29, 1996 and
          December 31, 1995                                              9

          Notes to Balance Sheets                                       10

     Item 2.  Management's  Discussion  and Analysis of Financial
              Condition and Results of Operations                       11

Part II. Other Information                                              14

          Exhibit List                                                  14

          Signatures                                                    22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                        September 29,        December 31,
                                                            1996                 1995
                                                                   (thousands)
ASSETS
CASH                                                      $       2           $       2

OTHER CURRENT ASSETS                                              3                  --

INVESTMENT IN UNCONSOLIDATED
      LIMITED PARTNERSHIPS                                   36,643             141,298

DEBT ISSUANCE COSTS, NET                                      3,814               4,067
                                                          ---------           ---------

TOTAL ASSETS                                              $  40,462           $ 145,367
                                                          =========           =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

INTERCOMPANY PAYABLE                                      $      75           $      58

LONG-TERM DEBT - EQUITY AFFILIATE                            49,854              44,444

LONG-TERM DEBT                                               78,178              70,381
                                                          ---------           ---------

TOTAL LIABILITIES                                           128,107             114,883
                                                          ---------           ---------

COMMITMENTS AND CONTINGENCIES                                    --                  --
                                                          ---------           ---------

PARTNERS' EQUITY (DEFICIT):
      General partner                                          (771)                410
      Limited partner                                       (72,567)             44,382
      Other                                                 (14,307)            (14,308)
                                                          ---------           ---------
      Total Partners' Equity (Deficit)                      (87,645)             30,484
                                                          ---------           ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)          $  40,462           $ 145,367
                                                          =========           =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                    13 Week Periods Ended                 39 Week Periods Ended
                                               September 29,        October 1,       September 29,         October 1,
                                                   1996                1995              1996                  1995
                                                                             (thousands)

INTEREST AND DEBT ISSUANCE EXPENSE              $   2,455           $   2,117           $   7,045           $   5,987

OTHER EXPENSE                                           2                  16                  14                  20
                                                ---------           ---------           ---------           ---------

LOSS BEFORE EQUITY IN EARNINGS OF
   UNCONSOLIDATED LIMITED PARTNERSHIPS             (2,457)             (2,132)             (7,059)             (6,007)

EQUITY IN EARNINGS OF UNCONSOLIDATED
   LIMITED PARTNERSHIPS                            11,216               5,110              33,919              19,137
                                                ---------           ---------           ---------           ---------

INCOME FROM CONTINUING OPERATIONS                   8,759               2,978              26,860              13,130
                                                ---------           ---------           ---------           ---------

DISCONTINUED OPERATIONS:

OPERATING LOSS FROM DISCONTINUED
   OPERATIONS                                        (373)               (355)             (1,114)             (1,096)

EQUITY IN INCOME (LOSS) FROM
   DISCONTINUED OPERATIONS                       (104,541)                476            (139,740)              7,694
                                                ---------           ---------           ---------           ---------

INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS                                    (104,914)                121            (140,854)              6,598
                                                ---------           ---------           ---------           ---------

INCOME (LOSS) BEFORE EXTRAORDINARY
   LOSS                                           (96,155)              3,099            (113,994)             19,728

EQUITY IN EXTRAORDINARY LOSS ON
   EARLY EXTINGUISHMENT OF DEBT                      (659)                 --                (659)                 --
                                                ---------           ---------           ---------           ---------

NET INCOME (LOSS)                               $ (96,814)          $   3,099           $(114,653)          $  19,728
                                                =========           =========           =========           =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                          39 Week Periods Ended
                                                                     September 29,       October 1,
                                                                          1996               1995
                                                                                (thousands)
OPERATING ACTIVITIES:
   Net income (loss)                                                  $(114,653)          $  19,728
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Amortization of debt issuance costs and debt discount                  8,159               7,083
   Equity in earnings of unconsolidated limited partnerships            (33,919)            (19,137)
   Equity in (income) loss from discontinued operations                 139,740              (7,694)
   Equity in extraordinary loss                                             659                  --
   Change in other assets and liabilities, net                               14                  20
                                                                      ---------           ---------

       Net cash provided by operating activities                             --                  --
                                                                      ---------           ---------

INVESTING ACTIVITIES:

   Cash distributions from unconsolidated subsidiaries                    3,477               2,329
                                                                      ---------           ---------

       Net cash provided by investing activities                          3,477               2,329
                                                                      ---------           ---------

FINANCING ACTIVITIES:

   Cash distributions to partners                                        (3,477)             (2,329)
                                                                      ---------           ---------

       Net cash used for financing activities                            (3,477)             (2,329)
                                                                      ---------           ---------

NET INCREASE IN CASH                                                         --                  --

CASH AT BEGINNING OF PERIOD                                                   2                   2
                                                                      ---------           ---------

CASH AT END OF PERIOD                                                 $       2           $       2
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

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

   The condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited consolidated balance sheet at that date and restated for discontinued operations (see Note 2 below). The condensed consolidated balance sheet as of September 29, 1996, the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended September 29, 1996 and October 1, 1995, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended September 29, 1996 and October 1, 1995 have been prepared by Foamex-JPS Automotive L.P. and subsidiary ("FJPS") and have not been audited by FJPS's independent accountants. Also, the condensed consolidated statements of operations for the thirteen week and thirty-nine week periods ended October 1, 1995 and the condensed consolidated statement of cash flows for the thirty-nine week period ended October 1, 1995 have been restated for discontinued operations (see Note 2 below). In the opinion of management, all adjustments, consisting only of normally recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included.

   On August 28, 1996, FJPS entered into an agreement to sell its partnership interests in JPS Automotive L.P. ("JPS Automotive") to a subsidiary of Collins & Aikman Corporation. On August 1, 1996, Foamex L.P. consummated the sale of the outstanding common stock of Perfect Fit Industries, Inc. ("Perfect Fit"). Accordingly, the accompanying condensed consolidated financial statements reflects JPS Automotive and Perfect Fit as discontinued operations. See Note 2 below for further discussion.

   Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction FJPS's 1995 consolidated financial statements and notes thereto as set forth in FJPS's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. In addition, these condensed consolidated financial statements should be read in conjunction with Foamex L.P.'s and JPS Automotive's condensed consolidated financial statements and notes thereto as set forth in its respective Form 10-Q for the quarterly period ended September 29, 1996 as filed with the Securities and Exchange Commission.

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

2.   DISCONTINUED OPERATIONS

   On August 28, 1996, FJPS entered into an agreement to sell its partnership interests in JPS Automotive to a subsidiary of Collins & Aikman Corporation for $220.0 million, subject to final adjustments, which includes the assumption of JPS Automotive's long-term debt. FJPS has recorded a loss on disposal of discontinued operations of approximately $99.1 million including equity of earnings of unconsolidated limited partnership of $0.1 million for the thirty-nine week period ended September 29, 1996 relating to the sale of JPS Automotive. For the thirty-nine week period ended October 1, 1995, the equity in income from discontinued operations amounted to approximately $8.3 million. FJPS expects the sale of JPS Automotive to be consummated prior to December 29, 1996.

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.   DISCONTINUED OPERATIONS (continued)

   On August 1, 1996, Foamex L.P. completed the sale of the outstanding common stock of Perfect Fit, a wholly-owned subsidiary of Foamex L.P., for an adjusted sale price of approximately $45.4 million, subject to post-closing adjustments. Foamex L.P. has recorded a loss on disposal of discontinued operations of approximately $41.5 million including equity in loss of unconsolidated limited partnership of approximately $1.0 million for the thirty-nine week period ended September 29, 1996 relating to the sale of Perfect Fit. Foamex L.P. provided a valuation allowance for the capital loss relating to the sale of Perfect Fit since it expects that its future capital gain taxable income will more likely not be sufficient to fully recognize the deferred tax asset relating to the capital loss carryforward.

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


3.   SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATE

   The following table presents summarized financial information of Foamex L.P. (98% owned) which is accounted for by the equity method as of September 29, 1996 and December 31, 1995 and for the thirteen and thirty-nine week periods ended September 29, 1996 and October 1, 1995.

Foamex L.P.(1)                      September 29,     December 31,
                                        1996              1995
                                              (thousands)
Current assets                        $303,298          $226,274
Noncurrent assets                      289,623           381,541
Current liabilities                    184,111           159,856
Noncurrent liabilities                 432,853           460,519
Note receivable from partner            49,854            44,444

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATE (continued)

Thirteen Week Period Ended:              September 29,          October 1,
                                             1996                  1995

Net sales                                  $ 236,766           $ 217,036
Gross profit                                  39,960              30,809
Income from continuing operations             11,445               5,214
Loss from discontinued operations             (1,989)               (142)
Net income                                     8,784               5,072

Thirty-Nine Week Period Ended:

Net sales                                  $ 696,344           $ 651,928
Gross profit                                 114,158              96,671
Income from continuing operations             34,611              19,528
Loss from discontinued operations            (41,516)               (640)
Net income (loss)                             (7,577)             18,888

(1) In April 1996, Foamex International Inc. contributed the foam products operations of Foamex Latin America, Inc. ("Latin America") to FJPS (99%) and to FJGP Inc. (1%) who then contributed its investment in Latin America to FJPS. FJPS subsequently contributed its 100% investment in Latin America to Foamex L.P. The contribution was accounted for in a manner similar to a pooling of interests since the entities are under common control. Accordingly, all periods presented have been restated to reflect the financial condition and results of operations of Latin America. Also, on August 1, 1996, Foamex L.P. completed the sale of Perfect Fit, accordingly, the condensed consolidated financial information presented above has been restated for discontinued operations and includes the net loss associated with the sale of Perfect Fit.

4.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                 39 Week Periods Ended
                                              September 29,     October 1,
                                                  1996              1995
                                                       (thousands)
Noncash items:
    Accretion on the FJPS Note                   $5,410          $4,661
    Debt issuance costs paid by partner              --             190
    Accrued debt issuance costs                      --              13

                        FOAMEX - JPS CAPITAL CORPORATION
          (A Wholly-Owned Subsidiary of Foamex - JPS Automotive L.P.)
                           Balance Sheets (unaudited)

                                                September 29,   December 31,
ASSETS                                              1996           1995
                                                        (thousands)

CASH                                               $    1         $    1
                                                   ======         ======

LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                          --              --
                                                   ------         ------

STOCKHOLDER'S EQUITY:
      Common stock, par value $.01 per share;
      1,000 shares authorized, issued and
      outstanding                                      --              --

ADDITIONAL PAID IN CAPITAL                              1              1
                                                   ------         ------

TOTAL STOCKHOLDER'S EQUITY                         $    1         $    1
                                                   ======         ======


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

2.   COMMITMENTS AND CONTINGENCIES

   FJCC is a joint and several obligor with FJPS on borrowings consisting of $78.2 million senior secured discount debentures due 2004, (net of unamortized debt discount of $38.5 million) (the "Discount Debentures").

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


General

   The results of operations of Foamex-JPS Automotive L.P. ("FJPS") include its equity in the undistributed earnings of Foamex L.P. and JPS Automotive L.P. ("JPS Automotive") and interest and debt issuance expense on the senior secured discount debentures due 2004 (the "Discount Debentures"). FJPS has no direct control or influence over Foamex L.P. or JPS Automotive. Control is exercised by Foamex International Inc. ("Foamex International") through its ownership of the respective managing general partners of Foamex L.P., JPS Automotive, and FJPS.

   On August 28, 1996, FJPS entered into an agreement to sell its partnership interests in JPS Automotive L.P. ("JPS Automotive") to a subsidiary of Collins & Aikman Corporation. FJPS expects the sale of JPS Automotive to be consummated prior to December 29, 1996. On August 1, 1996, Foamex L.P. consummated the sale of the outstanding common stock of Perfect Fit Industries, Inc. ("Perfect Fit"). Accordingly, the accompanying condensed consolidated financial statements reflects JPS Automotive and Perfect Fit as discontinued operations. See Note 2 to the condensed consolidated financial statements for further discussion.

Results of Operations

   The following is a summarized discussion of Foamex L.P.'s results of operations. For further information regarding Foamex L.P., reference is made to the Form 10-Q's of Foamex L.P. for the thirteen and thirty-nine week periods ended September 29, 1996 as filed with the Securities and Exchange Commission.

13 Week Period Ended September 29, 1996 Compared to 13 Week Period Ended October 1, 1995

   Foamex L.P.

   Net sales for 1996 were $236.8 million as compared to $217.0 million in 1995, an increase of $19.8 million or 9.1%. Carpet cushion net sales for 1996 increased 13.4% to $77.0 million from $67.9 million in 1995 primarily due to increased selling prices late in the second quarter of 1996, as well as increased shipments of certain carpet cushion products. Cushioning foam net sales for 1996 increased 4.5% to $86.0 million from $82.3 million in 1995 primarily due to an increase in net sales volume from both new and existing customers of bedding related products, as well as increased selling prices initiated at the beginning of 1996. Automotive foam net sales for 1996 increased 8.5% to $55.9 million from $51.5 million in 1995 primarily due to a continued increase in net sales of tri-laminates and composite headliners and increased selling prices initiated at the beginning of 1996. Technical foam net sales for 1996 increased 17.0% to $17.9 million from $15.3 million in 1995 primarily due to increased selling prices and increased net sales volume.

   Gross profit as a percentage of net sales increased to 16.9% for 1996 from 14.2% in 1995 primarily due to selling price increases and improved material and production efficiencies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   Income from operations increased to $24.9 million for 1996 from $16.9 million in 1995 primarily due to improved gross profit margins as discussed above offset by an increase of $1.2 million in selling, general and administrative expenses for 1996. The increase in selling, general and administrative expenses is primarily due to increases associated with management realignment under the operational plan offset by reductions in salary, professional and travel costs.

   Income from continuing operations increased to $11.4 million for 1996 from $5.2 million in 1995 primarily due to reasons cited above. The increase in interest and debt issuance expense is primarily due to (i) the inclusion in 1996 continuing operations of interest expense on the $29.8 million of public debt that Foamex L.P. has offered to redeem; whereas for the 1995 period, this interest expense was allocated to discontinued operations (ii) offset by favorable results from interest rate swap agreements.

   The loss from discontinued operations totaling $2.0 million for 1996 is the result of the sale of Perfect Fit which was completed on August 1, 1996.

   The extraordinary loss on early extinguishment of debt of $0.7 million relates to the write-off of debt issuance costs associated with the early extinguishment of $12.0 million of bank term loan borrowings.

   Operating results for 1996 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) the implementation of an operational plan to improve the profitability of the foam products segment, (ii) the completion of the consolidation of thirteen foam production, fabrication or branch locations, (iii) the potential reduction of long-term debt with substantially all of the proceeds from the sale of the home comfort products segment, (iv) additional raw material price increases, if any, by Foamex L.P.'s chemical suppliers and (v) Foamex L.P.'s success in passing on selling price increases to recover previous raw material cost increases.(1)

(1) This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Page 5 of Foamex L.P.'s Annual Report on Form 10-K.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

39 Week Period Ended September 29, 1996 Compared to 39 Week Period Ended October 1, 1995

   Foamex L.P.

   Net sales for 1996 were $696.3 million as compared to $651.9 million in 1995 for an increase of $44.4 million or 6.8%. Carpet cushion net sales for 1996 increased 4.7% to $217.2 million from $207.5 million in 1995 primarily due to increased selling prices late in the second quarter of 1996 offset by a decrease in net sales volume during the first quarter of 1996. Cushioning foam net sales for 1996 increased 7.6% to $252.0 million from $234.2 million in 1995 primarily due to increased net sales volume from both new and existing customers of bedding related products, increased selling prices initiated at the beginning of 1996 and the April 1995 acquisition of a company which manufactures cushioning products. Automotive foam net sales for 1996 increased 8.0% to $175.2 million from $162.2 million in 1995 primarily due to a continued increase in net sales of tri-laminates and composite headliners and increased selling prices initiated at the beginning of 1996. Technical foam net sales for 1996 increased 8.1% to $51.9 million from $48.0 million in 1995 primarily due to increased selling prices and increased net sales volume.

   Gross profit as a percentage of net sales increased to 16.4% for 1996 from 14.8% in 1995 primarily due to selling price increases and improved material and production efficiencies.

   Income from operations increased to $72.0 million for 1996 from $55.6 million in 1995 primarily due to improved gross profit margins as discussed above offset by an increase of $1.1 in selling, general and administrative expenses. The increase in selling, general and administrative expenses is primarily due to increases associated with management realignment under the operational plan offset by reductions in salary, professional and travel costs.

   Income from continuing operations increased to $34.6 million for 1996 from $19.5 million in 1995 primarily due to the reasons cited above and a decrease in interest and debt issuance expense of $1.7 million. The decrease in interest and debt issuance expense was primarily due to favorable results from interest rate swap agreements offset by the inclusion in 1996 continuing operations of interest expense on the $29.8 million of public debt that Foamex L.P. has offered to redeem; whereas for the 1995 period, this interest expense was allocated to discontinued operations.

   The loss from discontinued operations totaling $41.5 million for 1996 is the result of the sale of Perfect Fit which was completed on August 1, 1996 and the operating losses of Perfect Fit for the periods presented.

   The extraordinary loss on early extinguishment of debt of $0.7 million relates to the write-off of debt issuance costs associated with the early extinguishment of $12.0 million of bank term loan borrowings.

   Operating results for 1996 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) the implementation of an operational plan to improve the profitability of the foam products segment, (ii) the completion of the consolidation of thirteen foam production, fabrication or branch locations, (iii) the potential reduction of long-term debt with substantially all of the proceeds from the sale of the home comfort products segment, (iv) additional raw material price increases, if any, by Foamex L.P.'s chemical suppliers and (v) Foamex L.P.'s success in passing on selling price increases to recover previous raw material cost increases.(1)

(1) This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Page 5 of Foamex L.P.'s Annual Report on Form 10-K.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Liquidity and Capital Resources

   FJPS's only source of cash to meet its obligations, including paying the principal of, premium, if any, or interest on the Discount Debentures and a note payable to Foamex L.P. (the "FJPS Note") when due, are capital contributions, dividends, loans, advances or other payments, as applicable, from Foamex L.P. or from its partners, Foamex International and FJGP Inc. Foamex L.P. is subject to significant contractual restrictions on its ability to pay dividends or make loans, advances or payments to FJPS. FJPS does not anticipate funding any operating cash requirements of Foamex L.P. During the thirty-nine week period ended September 29, 1996, FJPS received $3.5 million of distributions from Foamex L.P. and paid $3.5 million of distributions to its partners.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        Reference is made to the description of the legal proceedings contained in FJPS's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and in FJPS's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 1996 and June 30, 1996.

Item 2. Changes in Securities.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        In connection with the sale of JPS Automotive, on October 7, 1996, FJPS and Foamex-JPS Capital Corporation, a subsidiary of FJPS ("FJCC"), solicited from the holders of their Discount Debentures a waiver of certain provisions of the indenture pursuant to which the Discount Debentures were issued. As of October 23, 1996, FJPS and FJCC had received waivers from holders of 100% of the outstanding principal amount of Discount Debentures.

        In addition, on September 23, 1996, Foamex L.P. offered to redeem approximately $29.8 million of its publicly held notes and debentures at 101% of the principal amount from the remaining proceeds of the sale of Perfect Fit. As of October 31, 1996, Foamex L.P. received acceptances of the offer to redeem from holders of its publicly held notes and debentures representing $11.0 million of offers for redemption. On November 8, 1996, Foamex L.P. issued a supplemental offer to redeem the remaining portion of the $29.8 million principal amount.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

3.1(a)    - Restated Certificate of Incorporation of Foamex International.
3.2(a)    - By-laws of Foamex International.
3.3(i)    - First Amended and Restated Agreement of Limited Partnership of FJPS.
3.4(i)    - Certificate of Incorporation of FJCC.
3.5(i)    - By-laws of FJCC.
3.6(i)    - Certificate of Incorporation of FJGP.
3.7(i)    - By-laws of FJGP.
4.1(b)    - Indenture, dated as of June 3, 1993, among Foamex L.P. and Foamex
            Capital Corporation ("FCC"), as joint and several obligors, General Felt, as Guarantor, and Shawmut Bank, National Association ("Shawmut"), as trustee, relating to $160,000,000 principal amount of 9 1/2% Senior Secured Notes due 2000 (the "Senior Secured Notes"), including form of Senior Secured Note.
4.2(a)    - First Supplemental Indenture, dated as of November 18, 1993, among
            Foamex International and FCC, as Issuers, General Felt Industries, Inc. ("General Felt") and Perfect Fit, as Guarantors, and Shawmut, as trustee, relating to the Senior Secured Notes.
4.3(a)    - Second Supplemental Indenture, dated as of December 14, 1993, among
            Foamex L.P. and FCC, as Issuers, Foamex International, General Felt and Perfect Fit, as Guarantors, and Shawmut, as trustee, relating to the Senior Secured Notes.
4.3.1(t)  - Third Supplemental Indenture, dated as of August 1, 1996, by and
            Foamex among Foamex L.P. and Foamex Capital Corporation, as Issuers, International Inc., as parent guarantor, General Felt Industries, Inc., as guarantor, Perfect Fit Industries, Inc., as withdrawing guarantor, and Fleet National Bank, as Trustee, relating to the Senior Secured Notes.
4.4(b)    - Company Pledge Agreement, dated as of June 3, 1993, by Foamex L.P.
            in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.

4.5(b)    - Company Pledge Agreement, dated as of June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.6(b)    - Subsidiary Pledge Agreement, dated as of June 3, 1993, by General
            Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.7(b)    - Company Security Agreement, dated as of June 3, 1993, by Foamex L.P.
            and FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.8(b)    - Subsidiary Security Agreement, dated as of June 3, 1993, by General
            Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.9(b)    - Collateral Assignment of Patents and Trademarks, dated as of June 3,
            1993, by Foamex L.P. in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.10(b)   - Collateral Assignment of Patents and Trademarks, dated as of June 3,
            1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.11(b)   - Collateral Assignment of Patents and Trademarks, dated as of June 3,
            1993, by General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.12(a)   - Pledge Agreement of Perfect Fit, dated November 18, 1993, in connection with the Senior Secured Notes.
4.13(c)   - Indenture, dated as of October 13, 1992, among Foamex L.P., FCC and
            The Connecticut National Bank, as trustee, relating to $150,000,000 principal amount of 11 1/4% Senior Notes due 2002 (the "Senior Notes"), including form of Senior Note.
4.14(d)   - First Supplemental Indenture, dated as of March 23, 1993, among
            Foamex L.P. and FCC, as joint and several obligors, General Felt, as Guarantor, and Shawmut Bank Connecticut, National Association (formerly The Connecticut National Bank ("Shawmut Connecticut")),
            as trustee, relating to the Senior Notes.
4.15(a)   - Second Supplemental Indenture, dated as of November 18, 1993, among
            Foamex L.P. and FCC, as Issuers, General Felt and Perfect Fit, as Guarantors and Shawmut Connecticut, as trustee, relating to the Senior Notes.
4.16(a)   - Third Supplemental Indenture, dated as of December 14, 1993, among
            Foamex L.P. and FCC, as Issuers, Foamex International, General Felt and Perfect Fit, as Guarantors and Shawmut Connecticut, as trustee, relating to the Senior Notes.
4.17(m)   - Fourth Supplemental Indenture, dated as of October 31, 1994, among
            Foamex L.P. and FCC as Issuers, Foamex International as Parent Guarantor, General Felt and Perfect Fit as Guarantors and Shawmut Connecticut, as Trustee, relating to the Senior Notes.
4.17.1(t) - Fifth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and Foamex Capital Corporation, as Issuers,
            Foamex International Inc., as parent guarantor, General Felt Industries, Inc., as guarantor, Perfect Fit Industries, Inc., as withdrawing guarantor, and Fleet National Bank, as Trustee, relating to the Senior Notes.
4.18(c)   - Indenture, dated as of October 13, 1992, among Foamex L.P., FCC and
            Shawmut Bank, as trustee, relating to $126,000,000 principal amount of 117/8% Senior Subordinated Debentures due 2004 (the "Senior Subordinated Debentures"), including form of Senior Subordinated Debenture.
4.19(d)   - First Supplemental Indenture, dated as of March 23, 1993, among
            Foamex L.P. and FCC, as joint and several obligors, General Felt, as Guarantor, and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.20(a)   - Second Supplemental Indenture, dated as of November 18, 1993, among
            Foamex L.P. and FCC, as Issuers, General Felt and Perfect Fit, as Guarantors and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.21(b)   - Third Supplemental Indenture, dated as of December 14, 1993, among
            Foamex L.P. and FCC, as Issuers, Foamex International, General Felt and Perfect Fit, as Guarantors and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.21.1(t) - Fourth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and Foamex Capital Corporation, as Issuers,
            Foamex International Inc., as parent guarantor, General Felt Industries, Inc., as guarantor, Perfect Fit Industries, Inc., as withdrawi ngguarantor, and Fleet National Bank, as Trustee, relating to the Subordinated Debentures.

4.22(i)   - Indenture, dated as of June 28, 1994, among FJPS and FJCC, as
            Issuers, Trace Holdings, as guarantor, and Shawmut Connecticut, as trustee, relating to $116,745,000 principal amount of Senior Secured Discount Debentures due 2004 (the "Senior Secured Discount Debentures'), including form of Senior Secured Discount Debenture.
4.23(m)   - Pledge Agreement, dated as of June 28, 1994, made by FJPS in favor of Shawmut, as collateral agent for the holders of the Senior Secured Discount Debentures.
4.24(i)   - Senior Note, dated June 28, 1994, in the aggregate principal amount of $87,943,103.14 due July 1, 2006, executed by FJPS to Foamex L.P.
4.25(m)   - Pledge Agreement, dated as of June 28, 1994, among FJPS in favor of
            Foamex L.P. to secure its obligations under its Senior Note due
            2006.
4.26(m)   - Pledge Agreement, dated as of June 28, 1994, made by JPS Automotive
            L.P. in favor of Foamex L.P. to secure FJPS's obligations under its Senior Note due 2006.
4.27(g)   - Indenture, between Products Corp. and Shawmut Connecticut, as
            Trustee, relating to $180,000,000 principal amount of 111/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes"), including form of the JPS Automotive Senior Note.
4.28(j)   - First Supplemental Indenture, dated as of October 5, 1994, between
            JPS Automotive, JPS Automotive L.P. and Shawmut Connecticut, as Trustee, relating to the JPS Automotive Senior Notes due 2001.
4.29(t)   - Commitment letter, dated July 9, 1996, from The Bank of Nova Scotia to Foamex Canada Inc.
4.30(k)   - Second Amended and Restated Credit Agreement, dated as of June 28,
            1994, among Foamex L.P., General Felt, Perfect Fit, Trace Foam Company Inc. ("Trace Foam"), FMXI Inc., Citibank, N.A., The Bank of Nova Scotia, the institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents (the "Foamex Credit Agreement").
4.30.1(t) - Third Amended and Restated Credit Agreement, dated as of July 30,
            1996, among Foamex L.P., General Felt, Trace Foam, FMXI, Citibank, N.A., The Bank of Nova Scotia, the institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents (the "Credit Agreement").
4.31(m)   - First Amendment to Second Amended and Restated Credit Agreement of
            Foamex L.P., dated as of August 19, 1994.
4.32(m)   - Second Amendment to Second Amended and Restated Credit Agreement of
            Foamex L.P., dated as of November 11, 1994.
4.33(m)   - Third Amendment to Second Amended and Restated Credit Agreement of
            Foamex L.P., dated as of February 8, 1995.
4.34(p)   - Fourth Amendment to Second Amended and Restated Credit Agreement of
            Foamex L.P., dated as of June 30, 1995.
4.35(s)   - Fifth Amendment to Second Amended and Restated Credit Agreement of
            Foamex L.P., dated as of February 27, 1996.
4.36(s)   - Letter of Consent to Waiver to the Second Amended and Restated
            Foamex L.P. Credit Agreement, dated December 31, 1995.
4.37(s)   - Letter of Consent to Waiver to the Second Amended and Restated
            Foamex L.P. Credit Agreement, dated January 25, 1996.
4.38(a)   - Guaranties, dated November 18, 1993, executed by each of Foamex
            L.P., General Felt and Perfect Fit, as guarantor, respectively, in favor of Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of one another under the Foamex Credit Agreement.
4.39(a)   - Guaranty, dated November 18, 1993, executed by FCC in favor of
            Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of Foamex L.P., General Felt and Perfect Fit under the Foamex Credit Agreement.
4.40(i)   - Amended and Restated Guaranty, dated as of June 28, 1994, executed by Foamex International in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Foamex Credit Agreement.

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

10.8(a)   - Registration Rights Agreement, dated as of December 14, 1993, by and between Foamex International and Trace Holdings.
10.9(a)   - Registration Rights Agreement, dated as of November 18, 1993, by and among Foamex International and the Investors which are signatories thereto.
10.10(i)  - Warrant Registration Rights Agreement, dated as of June 28, 1994, by and among Foamex International, DLJ Funding and Smith Barney Inc. 10.11(i) - Senior Secured Discount Debenture Registration Rights Agreement,
            dated as of June 28, 1994, among FJPS, FJCC, Trace Holdings, DLJ Funding and Smith Barney Inc.
10.12(h)  - Warrant Agreement, dated as of June 28, 1994, between Foamex
            International and Shawmut Bank.
10.13(b)  - Interest Rate and Currency Exchange Agreement, dated as of June 14,
            1993, among Foamex L.P., FCC and Salomon Brothers Holdings Company Inc ("Salomon Holdings").
10.14(m)  - Swap Agreement, dated as of March 31, 1994, and amended in November
            1994, by and between Foamex L.P. and Citibank, N.A.
10.15(s)  - Amended Confirmation Letter Agreement, dated as of February 2, 1996, by and between Foamex L.P. and Citibank, N.A.
10.16(b)  - Revised Swap Transaction Letter Agreement, dated as of June 10,
            1993, among Foamex L.P., FCC, and Salomon Holdings.
10.17(g)  - Swap Agreement, dated as of June 30, 1994, by and between JPS
            Automotive and Citibank, N.A.
10.18(q)  - Revised Swap Transaction Letter Agreement, dated May 11, 1995, by and among JPS Automotive Products Corp., JPS Automotive, and Citibank, N.A.
10.19(d)  - Reimbursement Agreement, dated as of March 23, 1993, between Trace
            Holdings and General Felt.
10.20(d)  - Shareholder Agreement, dated December 31, 1992, among Recticel, s.a.
            ("Recticel"), Recticel Holding Noord B.V., Foamex L.P., Beamech Group Limited, LME-Beamech, Inc., James Brian Blackell and Prefoam AG relating to foam technology sharing arrangement.
10.21(e)  - Asset Transfer Agreement, dated as of October 2, 1990, between Trace
            Holdings and Foamex L.P. (the "Trace Holdings Asset Transfer Agreement").
10.22(e)  - First Amendment, dated as of December 19, 1991, to the Trace
            Holdings Asset Transfer Agreement.
10.23(e)  - Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.24(e)  - Asset Transfer Agreement, dated as of October 2, 1990, between
            Recticel Foam Corporation ("RFC") and Foamex L.P. (the "RFC Asset Transfer Agreement").
10.25(e)  - First Amendment, dated as of December 19, 1991, to the RFC Asset
            Transfer Agreement.
10.26(e)  - Schedule 5.03 to the RFC Asset Transfer Agreement (the "5.03
            Protocol").
10.27(d)  - The 5.03 Protocol Assumption Agreement, dated as of October 13,
            1992, between RFC and Foamex L.P.
10.28(d)  - Letter Agreement between Trace Holdings and Recticel regarding the
            Recticel guaranty, dated as of July 22, 1992.
10.29(e)  - Supply Agreement between Recticel, formerly known as Gechem s.a., and Foamex L.P., dated as of August 1, 1991.
10.30(i)  - Supply Agreement, dated June 28, 1994, between Foamex L.P. and
            Foamex International.
10.31(i)  - First Amended and Restated Tax Sharing Agreement, dated as of
            December 14, 1993, among Foamex L.P., Trace Foam, FMXI Inc., and Foamex International.
10.32(i)  - Tax Sharing Agreement, dated as of June 28, 1994, among FJPS and
            Foamex International.
10.33(d)  - Trace Foam Management Agreement between Foamex L.P. and Trace Foam, dated as of October 13, 1992.
10.34(i)  - Affirmation Agreement re: Management Agreement, dated as of December
            14, 1993 between Foamex L.P. and Trace Foam.
10.35(e)  - Salaried Incentive Plan of Foamex L.P. and Foamex Canada Inc.,
            General Felt, and Perfect Fit.
10.36(e)  - Trace Holdings 1987 Nonqualified Stock Option Plan.
10.37(e)  - Equity Growth Participation Program.
10.38(e)  - Foamex L.P. Salaried Retirement Plan (formerly known as the Foamex
            L.P. Products, Inc. Salaried Employee Retirement Plan), as amended, effective July 1, 1984.

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

------------------

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


                                          FOAMEX-JPS AUTOMOTIVE L.P.

                                          By:  FJGP Inc.
                                               General Partner


Date:  November 11, 1996                  By:    /s/ Kenneth R. Fuette
                                               -----------------------
                                               Kenneth R. Fuette
                                               Chief Financial Officer and
                                               Chief Accounting Officer


                                          FOAMEX-JPS CAPITAL CORPORATION


Date:  November 11, 1996                  By:   /s/ Kenneth R. Fuette
                                               ----------------------
                                               Kenneth R. Fuette
                                               Chief Financial Officer and
                                               Chief Accounting Officer