Form 10-Q
period 1997-03-30
FOAMEX-JPS AUTOMOTIVE LP; FOAMEX JPS CAPITAL CORP
filed 1997-05-19
CIK 927584, 927588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997

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

The number of shares of Foamex-JPS Capital Corporation's common stock outstanding as of May 12, 1997 was 1,000.

                                  Page 1 of 22
                          Exhibit List on Page 14 of 22

                           FOAMEX-JPS AUTOMOTIVE L.P.
                         FOAMEX-JPS CAPITAL CORPORATION

                                      INDEX

                                                                            Page
Part I.    Financial Information:

           Item 1.  Financial Statements

              Foamex-JPS Automotive L.P.

              Condensed Consolidated Balance Sheets as
                of March 30, 1997 and December 29, 1996                       3

              Condensed Consolidated Statements of Operations -
                Thirteen Week Periods Ended March 30, 1997
                 and March 31, 1996                                           4

              Condensed Consolidated Statements of Cash Flows -
                Thirteen Week Periods Ended March 30, 1997
                and March 31, 1996                                            5

              Notes to Condensed Consolidated Financial Statements            6

              Foamex-JPS Capital Corporation

              Balance Sheets as of March 30, 1997 and December 29, 1996      10

              Notes to Balance Sheets                                        11

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      12

Part II.   Other Information                                                 14

           Exhibit List                                                      14

           Signatures                                                        22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                           March 30,         December 29,
                                                             1997                1996
                                                                   (thousands)
ASSETS

CASH                                                      $       2           $       2

INVESTMENT IN UNCONSOLIDATED
      LIMITED PARTNERSHIP                                    68,020              51,800

DEBT ISSUANCE COSTS, NET                                      3,630               3,726
                                                          ---------           ---------

TOTAL ASSETS                                              $  71,652           $  55,528
                                                          =========           =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

INTERCOMPANY PAYABLE                                      $     186           $      53

LONG-TERM DEBT - EQUITY AFFILIATE                            34,504              33,180

LONG-TERM DEBT                                               83,821              80,881

OTHER LIABILITIES                                            11,196              11,325
                                                          ---------           ---------

TOTAL LIABILITIES                                           129,707             125,439
                                                          ---------           ---------

COMMITMENTS AND CONTINGENCIES                                    --                  --
                                                          ---------           ---------

PARTNERS' EQUITY (DEFICIT):
      General partner                                          (458)               (579)
      Limited partner                                       (45,377)            (57,293)
      Other                                                 (12,220)            (12,039)
                                                          ---------           ---------
      Total Partners' Equity (Deficit)                      (58,055)            (69,911)
                                                          ---------           ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)          $  71,652           $  55,528
                                                          =========           =========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                         13 Week Periods Ended
                                                       March 30,           March 31,
                                                         1997                1996
                                                              (thousands)

INTEREST AND DEBT ISSUANCE EXPENSE                     $  3,063           $  2,289

OTHER EXPENSE                                                 2                 --
                                                       --------           --------

LOSS BEFORE EQUITY IN EARNINGS OF
      UNCONSOLIDATED LIMITED PARTNERSHIP                 (3,065)            (2,289)

EQUITY IN EARNINGS OF UNCONSOLIDATED
      LIMITED PARTNERSHIP                                15,891             10,974
                                                       --------           --------

INCOME FROM CONTINUING OPERATIONS                        12,826              8,685

EQUITY IN INCOME FROM DISCONTINUED OPERATIONS                --              1,545
                                                       --------           --------

INCOME BEFORE EXTRAORDINARY LOSS                         12,826             10,230

EQUITY IN EXTRAORDINARY LOSS                               (665)                --
                                                       --------           --------

      NET INCOME                                       $ 12,161           $ 10,230
                                                       ========           ========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                        13 Week Periods Ended
                                                                     March 30,          March 31,
                                                                       1997               1996
                                                                             (thousands)
OPERATING ACTIVITIES:
   Net income                                                        $ 12,161           $ 10,230
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Amortization of debt issuance costs and debt discount                3,063              2,289
   Equity in earnings of unconsolidated limited partnership           (15,891)           (10,974)
   Equity in income from discontinued operations                           --             (1,545)
   Equity in extraordinary loss                                           665                 --
   Change in other assets and liabilities, net                              2                 --
                                                                     --------           --------

       Net cash provided by operating activities                           --                 --
                                                                     --------           --------

INVESTING ACTIVITIES:

   Cash distribution from unconsolidated subsidiary                       124                 --
                                                                     --------           --------

       Net cash provided by investing activities                          124                 --
                                                                     --------           --------

FINANCING ACTIVITIES:

   Cash distribution to partners                                         (124)                --
                                                                     --------           --------

       Net cash used for financing activities                            (124)                --
                                                                     --------           --------

NET INCREASE IN CASH                                                       --                 --
                                                                     --------           --------

CASH AT BEGINNING OF PERIOD                                                 2                  2
                                                                     --------           --------

CASH AT END OF PERIOD                                                $      2           $      2
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

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of December 29, 1996 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of March 30, 1997 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the thirteen week periods ended March 30, 1997 and March 31, 1996 have been prepared by Foamex-JPS Automotive L.P. and subsidiary ("FJPS") and have not been audited by FJPS's independent accountants. Also, the condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the thirteen week period ended March 31, 1996 have been restated for discontinued operations (see Note 2 below). In the opinion of management, all adjustments, consisting only of normally recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included.

     Foamex International Inc. ("Foamex International") owns a 99% limited partnership interest in FJPS, and FJPG, Inc., a wholly-owned subsidiary of Foamex International, owns a 1% general partnership interest in FJPS.

     On April 7, 1997, Foamex International announced that an evaluation of its capital structure was initiated with the intention of refinancing certain long-term indebtedness to reduce Foamex International's interest expense and improve financing flexibility. On May 12, 1997, Foamex International announced a $540.0 million refinancing plan that includes a $480.0 million credit facility and $150.0 million of senior subordinated notes. As part of this refinancing plan, Foamex L.P. commenced tender offers with concurrent consent solicitations for $373.0 million of aggregate principal amount of its public debt and $116.7 million of aggregate principal amount of FJPS senior secured discount debentures due 2004. The refinancing activities are expected to be completed by the end of the second quarter of 1997. (See Note 3 below for further discussion).

     Foamex International expects that as a result of its refinancing activities, assuming no material changes in interest rates and the tendering of substantially all of Foamex International's outstanding public debt, future annualized interest expense will be reduced by between $8.0 million and $11.0 million as compared to the expense required by the existing indentures and credit agreements. Foamex International expects that future interest expense, and the ability to realize the savings in interest expense, will vary based on a variety of factors, including fluctuation in interest rates in general; the pricing of the credit agreement and the senior subordinated notes; and the percentage of securities tendered in the tender offers. In addition, if the refinancing is consummated, variable rate debt will comprise a larger percentage of Foamex L.P.'s overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on Foamex L.P.'s interest expense than in the past.

     Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with FJPS's 1996 consolidated financial statements and notes thereto as set forth in FJPS's Annual Report on Form 10-K for the fiscal year ended December 29, 1996. In addition, these condensed consolidated financial statements should be read in conjunction with Foamex L.P.'s condensed consolidated financial statements and notes thereto as set forth in its Form 10-Q for the quarterly period ended March 30, 1997 as filed with the Securities and Exchange Commission.

     FJPS's condensed consolidated financial statements consist of the consolidated results of operations of FJPS, including its wholly-owned subsidiary Foamex-JPS Capital Corporation ("FJCC"), and its 98% equity interest in Foamex L.P. FJPS's share of earnings of its unconsolidated limited partnership is reflected in income as earned and distributions will be credited against the investment in the unconsolidated limited partnership when received. FJPS has no employees or operations of its own nor do its partners incur any expenses on its behalf.

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


2.   DISCONTINUED OPERATIONS

     During 1996, FJPS completed the sale of its partnership interests in JPS Automotive L.P. ("JPS Automotive") for a sale price of approximately $220.1 million including the assumption of $200.1 million of JPS Automotive's indebtedness. The sale is subject to a post-closing adjustment which is expected to be finalized during the second quarter of 1997. The sale included substantially all of the net assets of JPS Automotive. Also, during 1996, Foamex L.P. finalized the sale of the outstanding common stock of Perfect Fit Industries, Inc. ("Perfect Fit"), a wholly-owned subsidiary, for an adjusted sale price of approximately $44.2 million. The sale included substantially all of the net assets of the home comfort products business segment of Foamex L.P. Accordingly, the accompanying condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the thirteen week period ended March 31, 1996 reflects the operations of JPS Automotive and Perfect Fit as discontinued operations. In addition, interest and debt issuance expense of FJPS was allocated to discontinued operations based on the estimated debt to be retired from the net proceeds from the sale of JPS Automotive. A summary of the operating results for the discontinued operations is as follows:


                                                   13 Week Period Ended
                                                      March 31, 1996
                                                       (thousands)

Equity in income of discontinued operations               $1,922
Allocation of interest and debt issuance expense             377
                                                          ------
Equity in income of discontinued operations               $1,545
                                                          ======

3.   LONG-TERM DEBT

     Refinancing Plan

     On May 12, 1997, Foamex International announced a refinancing plan designed to improve its financial and operating flexibility and reduce interest expense. As part of this refinancing plan, Foamex L.P., a 99% owned subsidiary of Foamex International, commenced tender offers with concurrent consent solicitations for a total of $373.0 million of its aggregate principal of public debt and $116.7 million principal amount of FJPS's public debt, including:

o $104.3 million of aggregate principal of its 9 1/2% Senior Secured Notes due 2000 for an aggregate consideration of 104.193% of principal plus accrued interest, comprised of a tender price of 102.193% and a consent fee of 2%;

o $135.9 million of aggregate principal of its 11 1/4% Senior Notes due 2002 for an aggregate consideration of 105.709% of principal plus accrued interest, comprised of a tender price of 103.709% and a consent fee of 2%;

o $125.8 million of aggregate principal of its 11 7/8% Senior Subordinated Debentures due 2004 for an aggregate consideration of 107.586% of principal plus accrued interest, comprised of a tender price of 105.586% and a consent fee of 2%;

o $7.0 million of aggregate principal of its 11 7/8% Senior Subordinated Debentures, Series B due 2004 for an aggregate consideration of 107.586% of principal plus accrued interest, comprised of a tender price of 105.586% and a consent fee of 2%; and

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   LONG-TERM DEBT (continued)

o $116.7 million principal amount of the Foamex-JPS Automotive L.P. Senior Secured Discount Debentures due 2004 ("FJPS Discount Debentures") for an aggregate consideration of 88% of principal amount, which represents approximately 116.2% of the projected accreted value as of June 9, 1997, comprised of a tender price of 86% of principal amount and a consent fee of 2%.

     The consent solicitations will expire on May 23, 1997 and the tender offers will expire on June 9, 1997. Holders who tender their securities in the tender offers will be deemed to have submitted consents in the consent solicitations. Holders may not deliver consents without tendering their securities. Holders must tender their securities prior to May 23, 1997 in order to receive the consent fee. Holders who tender their securities after such date and before the expiration date of June 9, 1997 will receive the tender price for their securities, but will not receive the consent fee. Upon the closing of the refinancing plan, Foamex L.P. intends to distribute the purchased FJPS Discount Debentures to its partners.

     Foamex L.P. expects to fund the repurchase with the proceeds of:

o A $480.0 million Foamex L.P. credit facility arranged by a bank lending group including an estimated $150.0 million revolving credit line. Upon completion of the refinancing transactions, it expects to have approximately $100.0 million available under the revolving credit line.

o A $150.0 million offering of Foamex L.P. senior subordinated notes in the Rule 144A market.

o    Cash on hand.

     Foamex L.P. expects to complete its refinancing activities by the end of the second quarter of 1997 and record an extraordinary loss on the early extinguishment of debt of between $46.0 million to $50.0 million in the second quarter of 1997 related to premiums paid to repurchase the debt, the write-off of debt issuance costs and additional one-time charges related to the other aspects of the other refinancing plan.

     Foamex L.P.'s future interest expense will increase and vary based on a variety of factors, including fluctuation in interest rates in general; the pricing of the credit agreement and the senior subordinated notes; and the percentage of securities tendered in the tender offers. In addition, if the refinancing is consummated, variable rate debt will comprise a larger percentage of Foamex L.P.'s overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on Foamex L.P.'s interest expense than in the past. Also, the amount of expected extraordinary loss on the early extinguishment of debt in the second quarter of 1997 will vary based on a variety of factors, including the percentage of securities tendered in the tender offers and other factors beyond Foamex L.P.'s control.

     Consummation of the tender offers, the consent solicitations, the credit facility and the senior subordinated notes offering are subject to conditions, several of which are beyond Foamex L.P.'s control, and there can be no assurance that such transactions will be consummated.

     This report shall not constitute an offer to sell or the solicitation of an offer to buy the securities offered by Foamex L.P. in the private placement.

                    FOAMEX-JPS AUTOMOTIVE L.P. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


4.   SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATE

     The following table presents summarized financial information of Foamex L.P. (98% owned) which is accounted for by the equity method as of March 30, 1997 and December 29, 1996 and for the thirteen week periods ended March 30, 1997 and March 31, 1996.

Foamex L.P.                                  March 30,         December 29,
                                               1997                1996
                                                      (thousands)
Current assets                               $310,686          $288,920
Noncurrent assets                             299,441           297,237
Current liabilities                           163,476           151,830
Noncurrent liabilities                        418,465           421,495
Note receivable from partner                   34,504            33,180

Thirteen Week Period Ended:                  March 30,         March 31,
                                               1997              1996

Net sales                                    $229,120          $219,131
Gross profit                                   42,797            36,031
Income from continuing operations              16,216            11,198
Income from discontinued operations                --               637
Net income                                     16,216            11,835

5.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                13 Week Periods Ended
                                               March 30,        March 31,
                                                 1997             1996
                                                       (thousands)
   Noncash items:
       Accretion on the FJPS Note               $1,299           $1,747

                       FOAMEX - JPS CAPITAL CORPORATION (A
            Wholly-Owned Subsidiary of Foamex - JPS Automotive L.P.)
                           Balance Sheets (unaudited)




                                                     March 30,    December 29,
                                                       1997           1996
                                                           (thousands)
ASSETS

CASH                                                   $  1          $  1
                                                       ====          ====

LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                            --            --
                                                       ----          ----

STOCKHOLDER'S EQUITY:
      Common stock, par value $.01 per share;
      1,000 shares authorized, issued and
      outstanding                                        --            --

ADDITIONAL PAID IN CAPITAL                                1             1
                                                       ----          ----

TOTAL STOCKHOLDER'S EQUITY                             $  1          $  1
                                                       ====          ====



               The accompanying notes are an integral part of the
                                balance sheets.

                        FOAMEX-JPS CAPITAL CORPORATION (A
             Wholly-Owned Subsidiary of Foamex-JPS Automotive L.P.)
                       NOTES TO BALANCE SHEETS (unaudited)



1.   ORGANIZATION

     FJCC, a wholly-owned subsidiary of FJPS, was formed and initially capitalized on May 13, 1994. FJCC engages in business activities related to borrowing money for the benefit of FJPS.

2.   COMMITMENTS AND CONTINGENCIES

     FJCC is a joint and several obligor with FJPS on the FJPS Discount Debentures consisting of $83.8 million senior secured discount debentures due 2004, (net of unamortized debt discount of $32.9 million).

     The FJPS Discount Debentures in the aggregate principal amount of $116.7 million were issued on June 28, 1994 by FJPS and FJCC. The original issue discount is being amortized using the weighted average to maturity method over the life of the issue. No cash interest is payable on the FJPS Discount Debentures prior to January 1, 2000; rather, the FJPS Discount Debentures accrete on a daily basis interest on the FJPS Discount Debentures and compounds semiannually at the rate of 13.50% per annum from the date of issuance of the FJPS Discount Debentures through June 30, 1996, at the rate of 13.75% per annum from July 1, 1996 through June 30, 1997, and at the rate of 14.00% per annum from July 1, 1997 through June 30, 1999.

     Refinancing Plan

     On May 12, 1997, Foamex International announced a refinancing plan designed to improve its financing and operating flexibility and reduce interest expense. As part of this refinancing plan, Foamex L.P., a 99% owned subsidiary of Foamex International, commenced tender offers with concurrent consent solicitations for a total of $373.0 million of its aggregate principal of public debt and $116.7 million principal amount of FJPS's public debt See Note 3 to FJPS's condensed consolidated financial statements for further discussion.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


General

     The results of operations of FJPS include its equity in the undistributed earnings of Foamex L.P. and interest and debt issuance expense on the FJPS Discount Debentures. FJPS has no direct control or influence over Foamex L.P. Control is exercised by Foamex International through its ownership of the managing general partner of Foamex L.P. and FJPS.

     On April 7, 1997, Foamex International announced that an evaluation of its capital structure was initiated with the intention of refinancing certain long-term indebtedness to reduce Foamex International's interest expense and improve financing flexibility. On May 12, 1997, Foamex International announced a refinancing plan designed to improve its financial and operating flexibility and reduce interest expense. As part of this refinancing plan, Foamex L.P., a 99% owned subsidiary of Foamex International, commenced tender offers with concurrent consent solicitations for a total of $373.0 million of its aggregate principal of public debt and $116.7 million principal amount of FJPS's public debt. The refinancing plan, including the tender offers, are subject to conditions, several of which are beyond the control of Foamex L.P., therefore, there can be no assurance that such transactions will be consummated. (See Note 3 to the condensed consolidated financial statements for further discussion).

     The principal suppliers to the foam industry announced raw material price increases effective April 1997. Foamex L.P. is unable to predict whether, or to what extent, the April 1997 increases or any future increase will be sustained. Foamex L.P. believes that if any price increases is sustained in the industry, it will also be impacted by such increase. There can be no assurance that chemical suppliers will not increase raw material costs in the future or that Foamex L.P. will be able to implement selling price increases to offset any such raw material cost increases.

Results of Operations

     The following is a summarized discussion of Foamex L.P.'s results of operations. For further information regarding Foamex L.P., reference is made to the Form 10-Q's of Foamex L.P. for the thirteen week period ended March 30, 1997 as filed with the Securities and Exchange Commission.

13 Week Period Ended March 30, 1997 Compared to 13 Week Period Ended March 31, 1996

     Foamex L.P.

     Net sales for the first quarter of 1997 were $229.1 million as compared to $219.1 million in the first quarter of 1996, an increase of $10.0 million or 4.6%. Carpet cushion net sales for the first quarter of 1997 increased 6.9% to $67.9 million from $63.5 million in the first quarter of 1996 primarily due to the effect of increased selling prices that were initiated late in the second quarter of 1996, as well as increased shipments of certain carpet cushion products. Cushioning foam net sales for the first quarter of 1997 increased 1.8% to $84.0 million from $82.5 million in the first quarter of 1996 primarily due to an increase in net sales from both new and existing customers of bedding related products. Automotive foam net sales for the first quarter of 1997 increased 6.6% to $59.7 million from $56.0 million in the first quarter of 1996 primarily due to a continued increase in net sales of tri-laminates and composite headliners and increased selling prices during the first quarter of 1996. Technical foam net sales for the first quarter of 1997 increased 2.3% to $17.5 million from $17.1 million in the first quarter of 1996 primarily due to increased volume.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


     Gross profit as a percentage of net sales increased to 18.7% for the first quarter of 1997 from 16.4% in the first quarter of 1996 primarily due to selling price increases and improved material and production efficiencies which includes
(i) an increased favorable impact during the first quarter of 1997 as compared to the first quarter of 1996 for the selling prices initiated in 1996 to offset previous raw material cost increases, (ii) favorable raw material efficiencies and (iii) an increased favorable impact of the 1995 operational plan in the first quarter of 1997 as compared to the first quarter of 1996.

     Operating income increased to $27.1 million for the first quarter of 1997 from $22.4 million in the first quarter of 1996 primarily due to improved gross profit margins as discussed above offset by an increase of $2.1 million in selling, general and administrative expenses for the first quarter of 1997. The increase in selling, general and administrative expenses is primarily due to increases in employee compensation and incentives and costs associated with the launching of new products and international expansion.

     Income from continuing operations increased to $16.2 million for the first quarter of 1997 from $11.2 million in the first quarter of 1996 primarily due to the reasons cited above. Interest and debt issuance expense of $10.7 million for the first quarter of 1997 is fairly consistent with $10.4 million for the first quarter of 1996.

     Income from discontinued operations in the first quarter of 1996 represents the operating income of Perfect Fit which was sold during 1996. See Note 2 to the condensed consolidated financial statements for further discussion.

     The extraordinary loss on early extinguishment of debt of $0.7 million relates to the write-off of debt issuance costs and redemption premiums associated with the early extinguishment of $8.0 million of long-term debt.

     Operating results for 1997 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) continued implementation of the operational plan to improve Foamex L.P.'s profitability, (ii) the potential recapitalization of Foamex L.P., (iii) additional raw material price increases, if any, by Foamex L.P.'s chemical suppliers and (iv) Foamex L.P.'s success in passing on to its customers selling price increases to recover such raw material cost increases.1

Liquidity and Capital Resources

     FJPS's only source of cash to meet its obligations, including paying the principal of, premium, if any, or interest on the FJPS Discount Debentures and a note payable to Foamex L.P. (the "FJPS Note") when due, are capital contributions, dividends, loans, advances or other payments, as applicable, from Foamex L.P. or from its partners, Foamex International and FJGP Inc. Foamex L.P. is subject to significant contractual restrictions on its ability to pay dividends or make loans, advances or payments to FJPS. FJPS does not anticipate funding any operating cash requirements of Foamex L.P. During the thirteen week period ended March 30, 1997, FJPS received $0.1 million of distributions from Foamex L.P. and paid $0.1 million of distributions to its partners.



--------
1 This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Pages 3 and 4 of Foamex L.P.'s 1996 Annual Report on Form 10-K.

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings.

           Reference is made to the description of the legal proceedings contained in FJPS's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 and in FJPS's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 30, 1997.

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

10.65(v)      - Amendment No. 1 to Equity Purchase Agreement, by and among JPSGP
              Inc., Foamex-JPS Automotive L.P., and Collins & Aikman Products
              Co., dated as of December 11, 1996.
21            - Subsidiaries of the Registrant.
27            - Financial Data Schedule.

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


                                    FOAMEX-JPS AUTOMOTIVE L.P.

                                    By:  FJGP Inc.
                                         General Partner



Date:  May 15, 1997                 By:    /s/ Kenneth R. Fuette
                                           -----------------------
                                           Kenneth R. Fuette
                                           Chief Financial Officer and
                                           Chief Accounting Officer



                                    FOAMEX-JPS CAPITAL CORPORATION



Date:  May 15, 1997                 By:   /s/ Kenneth R. Fuette
                                          ----------------------
                                          Kenneth R. Fuette
                                          Chief Financial Officer and
                                          Chief Accounting Officer